Form 10KSB
period 2006-12-31
VOICESERVE INC
filed 2007-03-30
CIK 1353505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________
Commission File No. 000-51877

VOICESERVE, INC.
(Name of small business issuer in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Cavendish House 369 Burnt Oak Broadway Edgware, Middlesex	HA8 5AW
(Address of principal executive offices)	(Zip Code)

(732) 446-0546
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2006, was: $0

Number of shares of the registrant’s common stock outstanding as of March 29, 2007 was: 20,000,000
Transitional Small Business Disclosure Format: Yes ☐  No ☒

i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

4306, Inc. was incorporated on December 9, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder.

On February 20, 2007, the Company entered into a share exchange agreement with Voiceserve Limited, a United Kingdom corporation with its principal place of business located at Cavendish House, 369 Burnt Oak Broadway, Edgware, Middlesex HA8 5AW and the shareholders of Voiceserve Limited. The Agreement provides for the acquisition of Voiceserve by the Company, whereby Voiceserve became a wholly owned subsidiary of the Company.

On February 20, 2007, we acquired all of the outstanding capital stock of Voiceserve in exchange for the issuance of 20,000,000 shares of 4306, Inc. common stock to the Voiceserve shareholders.  In addition, the shareholders of Voiceserve, agreed to cancel their 100,000 shares of the outstanding common stock of 4306, Inc.  Based upon same, Voiceserve became our wholly-owned subsidiary. Following the merger, we operate our business through our wholly-owned subsidiary, Voiceserve Limited, which is engaged in the global telecommunications industry.  We changed our name to Voiceserve, Inc. to reflect our new business plan.

Overview

Voiceserve allows subscribers to converse nationally and internationally at huge discounts. Voiceserve’s exclusive ace is the penetration into the Roaming mobile market. Voiceserve is revolutionizing the telecom industry by linking Mobile Networks to Voice Over Internet Protocols (VOIP).

For reference, a VOIP user means a client that interconnects to the Voiceserve exchange via the Internet. Connection can be made via an ADSL line or wireless connection. Voiceserve has its advanced and highly sophisticated exchange based in the United Kingdom. It is interconnected with numerous carriers enabling the end user to enjoy inexpensive and high quality telephone conversations. When connecting via VOIP, location is irrelevant. Once the client has downloaded the software onto his computer (lap top or desk top) or ATA router, the clients computer is linked to Voiceserve’s exchange via the local internet provider. The software downloaded requires the client to enter his/hers subscriber username and password, details of which are supplied on purchase of the subscription. This information is the computers identity with Voiceserves Exchange.

The advantages of a VOIP telephone link are numerous. First and foremost the subscriber saves on the regular Bell monthly charges. It also enables the client to take his/hers telephone link with them to foreign soils and still be connected with the same number. The client can for example hook up in the airport lounge, in flight or in the hotel lobby or room and be connected and in touch worldwide with the capacity to make calls at dramatically reduced rates. The subscriber can equally receive call irrespective of his/her location. A registered Voiceserve VOIP subscriber, on completion of his subscription will receive a local number and a Virtual telephone number. The local number can be accessed from any telephone globally, whereas the virtual number is identified to the users account, and can only be accessed via a fellow Voiceserve network registered user.

For the end user the aim is to access Voiceserve’s exchange in order to achieve the major savings. Above was mentioned access via the Internet. The exchange can alternatively be accessed by dialing a local number. Voiceserve has in most major cities globally access numbers which once dialed, play the message “please enter your account number”. After entering the details (received with subscription) the client may continue with the corresponding call as long as there is still credit on the account. Should the dialer wish to contact a VOIP connected virtual number he simply needs to dial the virtual number. Because the client is now within Voiceserve’s network this call can be linked.

The sim acts as an alternative to the mobile phone operators monopoly. It links the end user to Voiceserve’s exchange. Calls are made by sending an SMS with the final destination number. Voiceserve’s network links the calls by calling back the client to the country where he is located, and calls simultaneously the desired destination number. Automatically the identity and permitted credit is verified. The final destination number is dialed by the Exchange. The client is connected Nationally, Internationally and to other Mobile phone operators at highly reduced rates. But the sim has one more major advantage, it allows the rightful owner to dial the Virtual Internal Number of his fellow subscriber thereby linking the two parties at the cost of a local call.

As with all Voiceserve’s products Call Data Records can be viewed instantly online. Credit can be added on line as well.

            Development

            Development activities are a fundamental building block to our future financial success. We will devote significant resources to identifying and developing material to be produced.

            Financing

Voiceserve is headquartered in London. To support its growth and in recognition of global opportunity, Voiceserve is forming partnerships and franchises in various countries and is looking to raise funds to partly subsidize its expansion.

            Production

All of our main products have been fully developed and are already being marketed. We generate revenue not only from the sale of our large variety of products but also by being a service provider. The USB products are manufactured to serve the Voiceserve soft phone. Our mobile phone plugs are compatible with most conventional mobile phones circulating on the market.

1) UK Mobile Plug Users- Anticipated volumes of minutes generated from sales via UK distributor with initial sales of 1000 units per month average £25/user,

2) Roaming Mobile Plug Users- Anticipated volumes generated from International sales with initially 200 units sold per month average £25/user,

3) International Mobile Plug Users- Anticipated volumes generated from sales via distributors worldwide initially selling 500 units per month average £25/user,

4) Mobile Plugs:- Revenues generated from the sales of the physical plugs,

5) Call Shop VOIP:- Revenues generated from sales of minutes through calling shops,

6) International Minutes- Being interconnected to a major Telecoms PTT, Voiceserve has the opportunity to offer International minutes at very competitive rates.

To increase and enhance its client base Voiceserve has created four sales channels: 1) Via Retailers: Sale of its newly developed Mobile Plug, the first of its Kind, creating a plug and play mobile product, 2) Via Resellers: An attraction for wholesale and retail distributors alike, to get commission on calls made via their clientele, 3) Via Internet: Advertising with Banner Promotions, 4) Via Advertising: Placing adverts in local and National Press.

           Revenue Sources

            We expect to derive revenue from the sale of Voiceserve products and services.  Voicesim’s GSM SIM card, our main product, allows for telephone communication via the Internet. Consumers will purchase the SIM Card, which is compatible with most computer platforms and devised. This provides massive savings for both incoming & outgoing calls while roaming in most countries, and a wealth of features not offered by traditional mobile operators. Variations of these services will compete in the Retail, Small-Medium Enterprise, and Large Enterprise, markets. The main features of VOICESIM are:

●Save up to 85% on calls from most and to most international destinations.
●Receive calls in most of Europe for minimal cost.
●One SIM card works in over 120 countries.

●Make and receive calls from all over the world.
●Have a local UK Geographic number associated with the SIM.
●At the touch of a button check the balance of your account.
●Add airtime minutes whenever you want

Patent and Trademarks

We currently do not own any patents, trademarks or licenses of any kind and therefore we have no protected rights with respect to our services.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business. Although this permits us to provide our services without the time and expense of governmental supervision it also allows competitors to more easily enter this business market.

Employees

We currently do not have any employees.

ITEM 2.  DESCRIPTION OF PROPERTY

           Our registered offices are located at Cavendish House, 369 Burnt Oak Broadway, Edgware, Middlesex HA8 5AW.  Voiceserve’s registered office is housed at the United Kingdom accountant’s headquarters and no rent is being paid. Voiceserve houses its equipment at 119 Vicarage Road London E10 5DR. There is a lease agreement between Voiceserve and the Landlord with a rent of $2744 per quarter. We believe that this space is sufficient and adequate to operate our current business.

ITEM 3. LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience  and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

There are nine holders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

 On February 20, 2007, we acquired all of the outstanding capital stock of Voiceserve Limited in exchange for the issuance of 20,000,000 shares of our common stock to the Voiceserve shareholders.  Such shares are restricted in accordance with Rule 144 of the 1933 Securities Act.  In addition, as further consideration for the acquisition, the shareholders of Voiceserve, agreed to cancel 100,000 shares of 4306, Inc. common stock that had been issued pursuant to a stock purchase agreement October 1, 2006.  The following sets forth the shares issued pursuant to this Agreement:

Aron Sandler	5,000,000
Andrew Millet	150,000
Pinchas Stefansky	225,000
Ansgar Felber	1,125,000
Alexander Ellison	3,375,000
Michael Bibelman	3,375,000
Daphne Arnstein	1,125,000
Rachel Weissbart	1,125,000
Mike Ottie	4,500,000

            Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

Equity Compensation Plan Information

The following table sets forth certain information as of March 29, 2007, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

The Company was founded December 9, 2005 by Michael Raleigh. On February 20, 2007, pursuant to a share exchange agreement, Voiceserve Limited, a United Kingdom Corporation founded in 2002, became a wholly owned subsidiary of the Company. Voiceserve Limited is a global internet communications company that makes it possible for anyone with an internet connection to make free high quality voice calls over the internet. Following the merger, the Company has adopted Voiceserve’s business plan, and will be conducting business as a global internet communications company. We have changed our name to Voiceserve, Inc., to better reflect our new business plan.

Voiceserve Limited was founded by Michael Bibelman, Alexander Ellinson and Mike Ottie. The founders have over 15 years of experience in the world of Telecommunications. They worked as independent resellers of calling cards creating markets in Europe and Third world countries bringing the calls over via Universal 0800 numbers. It began in 1991 when the founders of Econophone Inc. came to Europe looking for agents to market their products in Europe. An alternative for the local PT carriers in those days was unheard of. Econophone had developed a Call Back and alternative direct service. By being independent agents the Voiceserve Limited group discovered a huge potential in the market for pre-paid calling cards that did not need to be physically put into the slot of a pay phone. The pre-paid card had an access number accompanied with a pin number. The Voiceserve Limited group helped Econophone develop and enhance this feature, and was of the first to market such a product in Europe. The Voiceserve Limited group introduced amongst the many famous European distributors to market such a product, the Audax Group based in Holland with an annual turnover of approximately 250 million Euros. Through the Audax distribution channels cards were marketed throughout the Benelux. The Voiceserve Limited group were also instrumental in aiding Econophone LLC be transformed from a privately held company to one floated on the New York Stock Exchange known thereafter as Viatel. Once Viatel was floated on the New York Stock market the Voiceserve Limited founders, independently set up their own ISDN and VOIP platforms with the intention of developing and bringing the world of Telecoms into its next stage-a complete solution in one.

Plan of Operation

            During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

•
In the second quarter of 2007 we anticipate a boost in sales through all the Voiceserve products. Revenues for the projected year of trading all the Voiceserve products should reach approximately $3million.

We will prepare and execute a marketing plan to increase our member base. We anticipate that in the second quarter of 2007, a comprehensive marketing plan will be developed. We expect to spend approximately $25,000 on marketing monthly focusing primarily on the Voicesim product, adding Voiceserve’s other features as a bonus.

In order to further increase our member base, we plan to offer online contests that encourage members to invite their friends to join the site.

•	In the third quarter of 2007 we expect to open satellite field offices in the middle east and Africa, thus increasing the customer base
•
By early 2008 we hope to hire our programmers on a dedicated basis in order to execute our plans for further enhance IPTV which is the future in technology. We anticipate paying either an annual salary or hourly fee to dedicated programmers depending upon the workload required. We expect that we will require a minimum of $150,000 for programmers in 2008 to optimally implement our plans.

•	It is Voiceserve’s aim to amass a large subscription base thus increasing revenues and hence profitibilty.

Results of Operations for the Twelve Months Ended December 31, 2006 Compared to the Twelve Months Ended December 31, 2005

We had revenue of $0 for the twelve months ended December 31, 2006 and for the period from inception December 9 until December 31, 2005. Expenses for the twelve months ended December 31, 2006 increased to $1,725 from $400 for the period from inception December 9 until December 31, 2005, representing an increase of $1,325. The increase is attributable to an increase in general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2006 we had $0 in cash. A substantial amount of cash will be required in order to commence operations over the next twelve months. Based upon our current cash we will not be able to meet our current expenses and will need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Critical Accounting Pronouncements

Our significant accounting policies are summarized in Note 2 of our financial statements.

We have adopted the following accounting standards. While all of these significant accounting policies impact our financial condition, our views of these policies are critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would have materially effected our results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7.  FINANCIAL STATEMENTS

VOICESERVE INC.
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	8

Financial Statements:

Balance Sheets as of December 31, 2006	9

Statements of Operations for the year ended December 31,
2006 and for the period December 9, 2005 (date of inception)
to December 31, 2005	10

Statements of Changes in Stockholder’s Equity
for the period December 9, 2005 (date of inception)
to December 31, 2006	11

Statements of Cash Flows for the year ended December 31,
2006 and for the period December 9, 2005 (date of inception)
to December 31, 2005	12

Notes to Consolidated Financial Statements	13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
VoiceServe, Inc.

I have audited the accompanying balance sheet of VoiceServe, Inc. (the Company) as of December 31, 2006 and the related statements of operations, changes in stockholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VoiceServe, Inc. as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
March 28, 2007

VOICESERVE, INC.
Balance Sheets

	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$-	$-

Total current assets	-	-

Other assets	-	-

Total assets	$-	$-

Liabilities and Stockholder's Equity (Deficiency)

Current liabilities:
Accounts payable and accrued expenses	$1,075	$300

Total current liabilities	1,075	300

Other liabilities	-	-

Total liabilities	1,075	300

Stockholder's equity (deficiency):
Preferred stock, $.001 par value; 10,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares
authorized, 100,000 shares issued and outstanding	100	100
Additional paid-in capital	950	-
Deficit	(2,125)	(400)

Total stockholder's equity (deficiency)	(1,075)	(300)

Total liabilities and stockholder's equity (deficiency)	$-	$-

See notes to consolidated financial statements.

VOICESERVE, INC.
Statements of Operations

		Period December 9,
	Year Ended	2005 (Inception) to
	December 31, 2006	December 31, 2005

Revenues	$-	$-

Expenses:
General and administrative	1,725	400

Total expenses	1,725	400

Net loss	$(1,725)	$(400)

Net loss per share, basic and diluted	$(.02)	$(.00)

Weighted average number of common
shares outstanding, basic and diluted	100,000	100,000

See notes to consolidated financial statements.

VOICESERVE, INC.
Statements of Changes in Stockholder's Equity
For the Period December 9, 2005 (Inception) to December 31, 2006

			Additional		Total
	Common Stock		Paid-In		Stockholder's
	Shares	Amount	Capital	Deficit	Equity (Deficiency)

Issuance of common stock for
incorporation services
in December 2005	100,000	$100	$-	$-	$100

Net loss for the period December
9, 2005 (inception) to December
31, 2005	-	-	-	(400)	(400)

Balances, December 31, 2005	100,000	100	-	(400)	(300)

Company expenses paid by
Company stockholder	-	-	950	-	950

Net loss for the year ended
December 31, 2006	-	-	-	(1,725)	(1,725)
-
Balances, December 31, 2006	100,000	$100	$950	$(2,125)	$(1,075)

See notes to consolidated financial statements.

VOICESERVE, INC.
Statements of Cash Flows

		Period December 9,
	Year Ended	2005 (Inception) to
	December 31, 2006	December 31, 2005

Cash flows from operating activities:
Net loss	$(1,725)	$(400)
Common stock issued for services	-	100
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	775	300

Net cash provided by (used in) operating activities	(950)	-

Cash flows from investing activities	-	-

Cash flows from financing activities:
Company expenses paid by Company stockholder	950	-

Net cash provided by (used in) financing activities	950	-

Net increase in cash	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-

Income taxes paid	$-	$-

VOICESERVE, INC.
Notes to Financial Statements
For the Period December 9, 2005 (Inception)
to December 31, 2006
NOTE 1 - ORGANIZATION

VoiceServe, Inc. (the “Company”) was incorporated in the State of Delaware on December 9, 2005 under the name 4306, Inc. From inception to February 20, 2007, the Company had no products or services and sought a business to merge with or acquire.

On February 20, 2007, the Company acquired all of the outstanding capital stock of VoiceServe Limited, a United Kingdom corporation incorporated on March 21, 2002 (“VoiceServe UK”), in exchange for the issuance of 20,000,000 shares of Company common stock to the VoiceServe UK shareholders (who cancelled the 100,000 shares of Company common stock owned by them prior to the transaction). The transaction will be accounted for as a “reverse acquisition” in future financial statements of the Company since the VoiceServe UK shareholders owned 100% of the Company’s common stock immediately following the transaction. VoiceServe UK sells telephone communications devices and offers customers through its software voice calls over the internet. According to unaudited financial statements provided the Company, VoiceServe UK had assets of $62,530, liabilities of $404,526, and a stockholders’ deficiency of $341,996 at December 31, 2006; total operating revenues and net loss for the nine months ended December 31, 2006 were $89,064 and $194,253, respectively.

On February 22, 2007, the Company changed its name to VoiceServe, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2006, the Company had negative working capital and a stockholder’s deficiency of $1,075. Further, the acquisition of VoiceServe UK on February 20, 2007 has increased the negative working capital and stockholders’ deficiency. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by obtaining new financing either by a private placement or public offering of shares of its common stock. Also, the Company plans to offer new services and pursue certain acquisition prospects to attain profitable operations. However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

VOICESERVE, INC.
Notes to Financial Statements
For the Period December 9, 2005 (Inception)
to December 31, 2006

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments - The Company’s financial instruments consist of accounts payable and accrued expenses, which approximate fair value because of their short maturity.

Income taxes - Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Net loss per common share - Basic and diluted net loss per common share has been calculated based upon the weighted average number of common shares outstanding. No common stock equivalents (such as stock options or convertible securities) were issued or were outstanding at December 31, 2006.

Concentration of credit risk - The Company has no off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

At December 31, 2006, deferred tax assets consist of:

Net operating loss carryforward	$723
Less valuation allowance	(723)

Net	$-

VOICESERVE, INC.
Notes to Financial Statements
For the Period December 9, 2005 (Inception)
to December 31, 2006

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $723 attributable to the future utilization of the $2,125 net operating loss carryforward as of December 31, 2006 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2006. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $400 in 2025 and $1,725 in year 2026.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On February 20, 2007, we dismissed Gately & Associates, LLC, Certified Public Accountants, of Altamonte Springs, Florida as our independent accountant going forward based upon the merger.  The decision to change accountants was approved by our Board of Directors. For the period ended December 31, 2005, Gately and Associates’ report on our financial statements did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  It was modified as to a going concern.

During the fiscal year ended December 31, 2005, and subsequent interim periods preceding Gately and Associates’ dismissal on February 20, 2007, there were no disagreements with Gately and Associates on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Gately and Associates, would have caused them to make reference to the subject matter of such disagreements in connection with their reports; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-B.
       (b) We retained Michael T. Studer CPA P.C., as our independent auditor effective February 20, 2006 to audit and review our financial statements going forward. Michael T. Studer CPA P.C. is located at 18 East Sunrise Highway, Suite 311, Freeport, NY 11520.

Prior to such date, the Company, did not consult with Michael T. Studer CPA, P.C. regarding (i) the application of accounting principles, (ii) the type of audit opinion that might be rendered by Michael T. Studer CPA, P.C. or (iii) any other matter that was the subject of a disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information regarding the members of the Company’s Board of Directors and its executive officers as of March 29, 2007. The directors listed below will serve until the next annual meeting of the Company’s stockholders.

Name	Age	Position
Aron Sandler	37	Chief Financial Officer
Michael Bibelman	37	Chief Executive Officer
Alexander Ellinson	41	Chairman of the Board of Directors & President
Mike Ottie	39	Chief Operational Officer

            The principal occupation for the past five years (and, in some instances, for prior years) of each of our directors and officers are as follows:

Board of Directors Composition and Committees

Mr. Aron Sandler, Chief Financial Officer, joined Voiceserve Limited in September 2005, investing funds to complete the companies development of its VOIP products. Mr. Sandler a well known entrepreneur from the North East of England amassed his wealth having developed a very large real estate portfolio in the United Kingdom. His experience in real estate encompasses the development of both residential and commercial properties.  Following Voiceserve Limited's successful launch of its complete range of products Mr. Sandler has began taking an active role in the Company.

Mr. Michael Bibelman, Chief Executive Officer, co-founder of Voiceserve Limited has been involved in Telecommunications since 1994. Having completed his studies in the summer of 1994 Mr. Bibelman acquired his marketing telecommunication skills after becoming an independent reseller for the former stock quoted company Viatel Inc. Mr Bibelman achieved contracts with major Belgium and United Kingdom calling card distributors. In 1996 he joined Ambro International bringing his amassed calling card experience from Viatel and flooded the United Kingdom and Scotland with the famous Big Talk calling card.  In March 2002 Mr Bibelman co-founded Voiceserve Limited with the goal of developing VOIP technology and offering a complete solution to end users.

Mr. Alexander Ellinson, Chairman of the Board of Directors & President, co- founder of Voiceserve Limited has been involved in Telecommunications since 1994. Having completed his studies in the summer of 1989, Mr Ellinson became the senior Manager at Le Galerie Versailles Antique Auctioneers in Belgium. Mr Ellinson's corporate Telecommunication experience was gained after he became an Independent Marketing agent for the former stock quoted company Viatel Inc. He achieved major contracts with blue chip companies in both Holland and Germany. In 1996 Mr. Ellinson relocated from Europe to the United Kingdom where he became involved with the corporate infrastructure of Ambro International. In March 2002 Mr Ellinson co-founded Voiceserve Limited with the goal of developing VOIP technology and offering a complete solution to end users.

Mr. Mike Ottie, Chief Operational Officer, the co-founding director of Voiceserve Limited has been involved in the Telecommunications since August 1997. Having completed an accounting degree in July 1992, Mr Ottie proceeded to acquire knowledge in computer and electronic systems. In August 1997 Mr Ottie was appointed senior computer and switching engineer for Econophone UK. During September 2000 he became the Chief switching and billing manager for Ambro International, a United Kingdom telecom company offering reduced rates to Business and Residential users. In March 2002 Mr Ottie became the co-founder of Voiceserve Limited, with the goal of developing VOIP technology and offering a complete solution to end users.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2006.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning annual and long-term compensation of our new subsidiary, Voiceserve Limited, for their fiscal year ended March 31, 2006, for their executive officers.

		Annual Compensation
Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Aron Sandler,Chief Financial Officer	2006	0	0	0	0	0	0	0	0
Michael Bibelman, Chief Executive Officer	2006	0	0	0	0	0	0	14,865(1)	14,865
Alexander Ellinson, Chairman of the Board & President	2006	0	0	0	0	0	0	51,046(1)	51,046
Mike Ottie, Chief Operational Officer	2006	0	0	0	0	0	0	43,291(1)	43,291
(1) Each of these individuals were paid consulting fees for services rendered to Voiceserve Limited.

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on March 29, 2007, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group:

Name and Address	Number of Common Shares Beneficially Owned(2)	Percent of Class
Aron Sandler (1)	5,000,000	25%
Alexander Ellison (1)	3,375,000	16.88%
Michael Bibelman (1)	3,375,000	16.88%
Mike Ottie (1)	4,500,000	22.5%
Daphne Arnstein	1,125,000	5.63%
Rachel Weissbart	1,125,000	5.63%
Ansgar Felber	1,125,000	5.63%
All directors and executive officers as a group (4 in number)	16,250,000	81.26%

(1) The person listed is an officer and/or director of the Company.
(2) Based on 20,000,000 shares of common stock issued and outstanding as of March 29, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

PART IV

ITEM 13. EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on April 3, 2006 (File No. 000-51879)	3.1	Certificate of Incorporation of 4309, Inc.

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on April 3, 2006 (File No. 000-51879)	3.2	By-Laws

Filed herewith	14	Code of Ethics

Filed herewith	31.1	Certification of Michael Bibelman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	31.2	Certification of Aron Sandler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.1	Certification of Michael Bibelman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.2	Certification of Aron Sandler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2006, we were billed $3,000 by our present principal accountant for professional services rendered for the audit of our financial statements. We were billed $1,725 by our previous principal accountant for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2006.

Tax Fees

For the Company’s fiscal year ended December 31, 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Voiceserve, Inc.

By:	/s/ Michael Bibelman
Chief Executive Officer

Dated:	March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael Bibelman Michael Bibelman	Chief Executive Officer	March 30, 2007