Form 10KSB
period 2007-03-31
VOICESERVE INC
filed 2007-07-12
CIK 1353505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

+44 208 136 6000
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
Yes   o                   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended March 31, 2007: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2007, was: $0

Number of shares of the registrant’s common stock outstanding as of July 12, 2007 was: 23,327,425

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

Overview

We were founded December 9, 2005 by Michael Raleigh. On February 20, 2007, pursuant to a share exchange agreement, Voiceserve Limited, a United Kingdom Corporation founded in 2002, became our wholly owned subsidiary. Voiceserve Limited is a global internet communications company that makes it possible for anyone with an internet connection to make free high quality voice calls over the internet. Following the merger, we adopted Voiceserve Limited’s business plan, and will be conducting business as a global internet communications company. We have changed our name to Voiceserve, Inc., to better reflect our new business plan.

Voiceserve Limited was founded in March 2002 by Michael Bibelman, Alexander Ellinson and Mike Ottie. The founders have over 15 years of experience in the telecommunications industry. They worked as independent resellers of calling cards creating markets in Europe and third world countries transmitting the calls via universal 0800 numbers. Their career began in 1991 when the founders of Econophone Inc. (“Econophone”) came to Europe looking for agents to market international “call-back” and calling cards. Econophone had developed a “call-back” and alternative direct service. By being independent agents our founders discovered a huge potential in the market for pre-paid calling cards that did not need to be physically put into the slot of a pay phone. The pre-paid card had an access number accompanied with a pin number. Our founders helped Econophone develop and enhance this feature. Moreover, our founders were one of the first groups in the industry to market such a product in Europe. Our founders introduced amongst the many famous European distributors to market such a product, the Audax Group (“Audax”) based in Holland with an annual turnover in excess of 850 million Euros. Through the Audax distribution channels, cards were marketed throughout the Benelux. Our founders were also instrumental in aiding Econophone LLC in its transformation from a privately held company to one listed on the New York Stock Exchange, known thereafter as Viatel. Once Viatel was listed on the New York Stock Exchange our founders independently set up their own ISDN and VOIP platforms with the intention of developing and bringing the world of telecoms into its next stage-a complete solution in one.

Voiceserve allows subscribers to converse nationally and internationally at huge discounts in comparison to local telephone providers. Voiceserve’s ace is the penetration into the Roaming mobile market which is a product currently facing very limited competition. Voiceserve is revolutionizing the telecom industry by linking Mobile Networks to Voice Over Internet Protocols (“VOIP”). Voiceserve intends to compete against established alternative voice communication providers and independent VOIP service providers.

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

Voiceserve has added its SIM card to its telecommunication features and products. The SIM is inserted into the handset in the same principle as SIM cards provided by all the main mobile phone operators. The sim acts as an alternative to the mobile phone operators monopoly. It links the end user to Voiceserve’s exchange. Calls are made by sending an SMS with the final destination number. Voiceserve’s network links the calls by calling back the client to the country where he is located, and calls simultaneously the desired destination number. Automatically the identity and permitted credit is verified. The final destination number is dialed by the Exchange. The client is connected Nationally, Internationally and to other Mobile phone operators at highly reduced rates. But the sim has one more major advantage, it allows the rightful owner to dial the Virtual Internal Number of his fellow subscriber thereby linking the two parties at the cost of a local call.

What is almost exclusive with regard to the Voiceserve SIM is the fact that each SIM can be accompanied by a local number. For example, a British Citizen, can have a local UK land line number registered to this SIM. Once the SIM owner and holder travels abroad he can be accessed easily by family and business associates at no extra cost to the parties trying to be in touch. The SIM holder has the convenience of always being accessible on the same number, without compromising on exorbitant inbound roaming charges. Voiceserve SIM covers well over one hundred countries.

As with all Voiceserve’s products Call Data Records can be viewed instantly online. Credit can be added on line as well.

With Internet connectivity becoming more popular and global media enhancing awareness, Voiceserve intends to offer the end user its full range of products packaged all in one.

Development

Voiceserve is currently working on adding additional features to the roaming sim, including the possibility of Voicemail and sending text messages between users.

              Voiceserve intends in the latter quarter of 2007 to add the possibility of accessing the Voiceserve network via direct dial. Such a feature will open another channel within Voiceserve products. Clients will be able to access the Voiceserve network via a direct number. When the clients arrives at any of the selected destinations with the access number capability, by simply dialing the number, a prompt requesting the clients pass code will enable follow on  phone calls. The access number can be dialed either from a mobile, payphone or land line.

                  Financing

Voiceserve is headquartered in London. To support its growth and in recognition of global opportunity, Voiceserve plans on forming partnerships and franchises in various countries and is looking to raise funds to partly subsidize its expansion. Funds raised will be used to launch a respectable advertising campaign globally. Voiceserve also plans on employing selected experienced direct marketing personnel to target the international business community.  Funds will also be used to expand the Voiceserve network in anticipation of the increased traffic.

                  Production

All of our main products have been fully developed and marketing has commenced on a small scale. We generate revenue not only from the sale of our large variety of products but also by being a service provider.

Voiceserve’s revenue stream will be from the following products:

1) Call Shop VOIP:- Revenues generated from sales of minutes through calling shops. The shops enable passers by to call overseas. The calling shops are interconnected to Voiceserve via the Internet. Voiceserve supplies each shop with a sophisticated reseller program enabling the shop to instantly determine its profitability.

2)Wholesale  International Minutes- Being interconnected to numerous telecom carriers, Voiceserve has the capacity to offer smaller resellers International, National and mobile minutes at very keen competitive tariffs. The resellers can hook up and be connected to Voiceserve’s network via VOIP, thus enabling them to pre-pay and purchase the minutes to the specified destinations.

3)Business- Residential VOIP minutes:- Being connected to an Internet connection, enables end users to utilize Voiceserve minutes at highly reduced rates irrespective of the global origination of the call.

4) Roaming SIM:- The traveler whilst visiting abroad can be accessed conveniently at reduced costs, and likewise can make outbound calls with tremendous reductions.

To increase and enhance its client base Voiceserve has created four sales channels: 1) Via Retailers: Sale of its newly developed SIM card inserted into mobile phones, 2) Via Resellers: An attraction for wholesale and retail distributors alike, to get commission on calls made via their clientele, 3) Via Internet: Advertising with Banner Promotions, 4) Via Advertising: Placing adverts in local and National Press.

                      Revenue Sources

                      We expect to derive revenue from the sale of Voiceserve products and services.  Voicesim’s GSM SIM card, our latest product, allows for telephone communication from 120 countries at highly reduced tariffs eradicating the exorbitant roaming charges. Consumers will purchase the SIM Card, which is compatible with most mobile phones. This provides massive savings for both incoming & outgoing calls while roaming in most countries, and a wealth of features not offered by traditional mobile operators. Variations of these services will compete in the Retail, Small-Medium Enterprise, and Large Enterprise, markets.

The main features offered through Voiceserve Networks are:

●  Save up to 85% on calls from most and to most international destinations.
●  Receive calls in most of Europe for minimal cost.
●  One Mobile SIM card works in over 120 countries.
●  Make and receive calls from all over the world.
●  Have a local UK Geographic number associated with the SIM.
●  At the touch of a button check the balance of your account.
●  Add airtime minutes whenever you want

Additional sources of revenues will be generated from wholesale minutes, residential and business VOIP users.

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

Employees

     We currently do not have any employees however, we are currently establishing a field office in Northeast England to handle our customer service and initially plan on employing one key telephone operator.

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

Holders

As of July 12, 2007 23,327,425 shares of common stock are issued and outstanding and held by 35 shareholders. Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

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

Recent Sales of Unregistered Securities

We were incorporated in the State of Delaware on December 9, 2005 as 4306, Inc. and 100,000 shares of common stock were issued to Michael Raleigh. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Raleigh had the necessary investment intent as required by Section 4(2) since he agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction. On October 1, 2006 Voiceserve Limited purchased the 100,000 shares from Michael Raleigh, the sole officer, director and shareholder of the Company, for an aggregate of $32,500 in cash.

On February 20, 2007, we entered into a share exchange agreement with Voiceserve Limited pursuant to which we acquired all of the outstanding capital stock of Voiceserve in exchange for the issuance of 20,000,000 shares of our common stock to the Voiceserve shareholders. In addition, as further consideration for the acquisition, Voiceserve Limited agreed to cancel its 100,000 shares of our outstanding common stock. The 20,000,000 shares of common stock were issued to in the following manner:

Aron Sandler	5,000,000
Alexander Ellison	3,375,000
Michael Bibelman	3,375,000
Mike Ottie	4,500,000
Andrew Millet	150,000
Pinchas Stefansky	225,000
Ansgar Felbar	1,125,000
Daphne Arnstein	1,125,000
Rachel Weisbart	1,125,000

These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On February 20, 2007 we issued 300,000 shares to Ludlow Capital, Inc. for business management services valued at $0.35 per share to the Company. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had the necessary investment intent as required by Section 4(2) since it agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In April 2007, we completed a Regulation D Rule 506 offering in which we sold 2,653,425 shares of common stock to 25 investors, at a price per share of $.35 for an aggregate offering price of $928,699. The following sets forth the identity of the class of persons to whom we sold these shares and the amount of shares for each shareholder:

Yonah Reich	142,857
MBH Investments	285,714
Seaford Funding Ltd.	428,572
Jenny Baum	85,714
Sylvain Baum	85,714
Michelle Seligmann	85,714
Michael De Vries	85,714
Moscheh Mreese	50,000
Mordechai Halpern	142,857
Patrick Juchli	230,000
Evelyn Stefansky	85,714
Pinchas Stefansky	85,714
Bernard Oppenheim	100,000
Jacob Halpern	142,857
Judith De Vries	85,714
Rivkah De Vries	85,714
Leah De Vries	85,714
Elchonon Lipshitz	85,714
Ellis AG	100,000
Shoshana Sandler	112,000
Manuela Mreese	50,000
Ari Rothbard	2,857
Zvi Salomon	2,857
Ari Itzinger	2,857
Ettel Salomon	2,857

The Common Stock issued in our Regulation D, Rule 506 Offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b)(1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offerings since it met the following requirements set forth in Reg. ss.230.506:

(A)	No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

(B)
At the time of the offering we were not: (1) subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; or (2) an “investment company” within the meaning of the federal securities laws.

(C)
Neither we, nor any of our predecessors, nor any of our directors, nor any beneficial owner of 10% or more of any class of our equity securities, nor any promoter currently connected with us in any capacity has been convicted within the past ten years of any felony in connection with the purchase or sale of any security.

(D)	The offers and sales of securities by us pursuant to the offerings were not attempts to evade any registration or resale requirements of the securities laws of the United States or any of its states.

(E)	None of the investors are affiliated with any of our directors, officers or promoters or any beneficial owner of 10% or more of our securities.

Please note that pursuant to Rule 506, all shares purchased in the Regulation D Rule 506 offering completed in February 2006 were restricted in accordance with Rule 144 of the Securities Act of 1933. In addition, each of these shareholders were either accredited as defined in Rule 501 (a) of Regulation D promulgated under the Securities Act or sophisticated as defined in Rule 506(b)(2)(ii) of Regulation D promulgated under the Securities Act.

In April 2007, we issued 374,000 shares to Ansgar Felbar for business services rendered at $0.35 per share to the Company. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.

We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.

Equity Compensation Plan Information

The following table sets forth certain information as of July 12, 2007, with respect to compensation plans under which our equity securities are authorized for issuance:

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
Plans not approved
By security holders
Total

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We were founded December 9, 2005 by Michael Raleigh. On February 20, 2007, pursuant to a share exchange agreement, Voiceserve Limited, a United Kingdom Corporation founded in 2002, became our wholly owned subsidiary. Voiceserve Limited is a global internet communications company that makes it possible for anyone with an internet connection to make free high quality voice calls over the internet. Following the merger, we adopted Voiceserve Limited’s business plan, and will be conducting business as a global internet communications company. We have changed our name to Voiceserve, Inc., to better reflect our new business plan.

Voiceserve Limited was founded in March 2002 by Michael Bibelman, Alexander Ellinson and Mike Ottie. The founders have over 15 years of experience in the telecommunications industry. They worked as independent resellers of calling cards creating markets in Europe and third world countries transmitting the calls via universal 0800 numbers. Their career began in 1991 when the founders of Econophone Inc. (“Econophone”) came to Europe looking for agents to market international “call-back” and calling cards. Econophone had developed a “call-back” and alternative direct service. By being independent agents our founders discovered a huge potential in the market for pre-paid calling cards that did not need to be physically put into the slot of a pay phone. The pre-paid card had an access number accompanied with a pin number. Our founders helped Econophone develop and enhance this feature. Moreover, our founders were one of the first groups in the industry to market such a product in Europe. Our founders introduced amongst the many famous European distributors to market such a product, the Audax Group (“Audax”) based in Holland with an annual turnover in excess of 850 million Euros. Through the Audax distribution channels, cards were marketed throughout the Benelux. Our founders were also instrumental in aiding Econophone LLC in its transformation from a privately held company to one listed on the New York Stock Exchange, known thereafter as Viatel. Once Viatel was listed on the New York Stock Exchange our founders independently set up their own ISDN and VOIP platforms with the intention of developing and bringing the world of telecoms into its next stage-a complete solution in one.

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

•	In the third quarter of 2007 we anticipate a boost in sales through all our products. Revenues for the projected year should reach approximately $0.5 million.

We will prepare and execute a marketing plan to increase our member base. We anticipate that in the third quarter of 2007, a comprehensive marketing plan will be developed. We expect to spend approximately $15,000 on marketing monthly focusing primarily on the Voicesim product, adding our other features as a bonus. We intend to create folders with leaflets inserted comprising of all the Voiceserve products. Special offers will be available for subscribers enrolling for the complete range of the Voiceserve products.

In order to further increase our member base, we plan to offer online contests that encourage members to invite their friends to join the site.

•	In the fourth quarter of 2007 we expect to open satellite field offices in the middle east and Africa, thus increasing the customer base
•
By early 2008 we hope to hire programmers on a dedicated basis in order to execute our plans for further enhance IPTV which is the future in technology. We anticipate paying either an annual salary or hourly fee to dedicated programmers depending upon the workload required. We expect that we will require a minimum of $150,000 for programmers in 2008 to optimally implement our plans.

•	It is Voiceserve’s aim to amass a large subscription base thus increasing revenues and hence profitability.

We also plan on establishing satellite offices in Belgium, Holland, Israel, South Africa, Switzerland and USA. Each of these locations will have a local customer service number which will be forwarded to Voiceserve’s call centre. A call centre has been set up in Newcastle in the UK. In each of the Satellite offices there will be a manager who will control the local agents. The primary product being marketed is the Voiceserve SIM to be marketed to the traveler. Pilot schemes have indicated that the demand for such a sim is tremendous globally. We anticipate steady revenues from the sale of the SIM its constant usage, and the regular Voiceserve VOIP products.

Results of Operations for the Twelve Months Ended March 31, 2007 Compared to the Twelve Months Ended March 31, 2006

Operating revenues decreased $176,531 (54%) from $329,496 in fiscal year 2006 to $152,965 in fiscal year 2007.  The decrease was primarily attributed to the fact that the company focused primarily on developing the software infrastructure.  This is now complete with the new feature “VoiceSIM” which is currently being launched.

Cost of operating revenues decreased $67,787 (27%) from $251,295 in fiscal year 2006 to $183,508 in fiscal year 2007.  The decrease was primarily attributed to the fact that the sales channels to create sales were reduced.

Operating expenses increased $251,073 (74%) from $337,708 in fiscal year 2006 to $588,781 in fiscal year 2007.  The increase was attributable to $130,900 stock-based compensation charged to selling, general and administrative expenses in 2007 resulting from the issuance of 374,000 shares of common stock for business advisory services rendered by a stockholder and $160,000 in reverse acquisition expenses incurred in 2007 relating to Voiceserve, Inc.’s acquisition of VoiceServe Limited ($105,000 of the $160,000 represents stock-based compensation resulting from the issuance of 300,000 shares of common stock to a consultant.

Net loss incurred $359,861 (139%) from $259,070 in fiscal year 2006 to $618,931 in fiscal year 2007.  The increase was primarily attributable to the $108,744 decrease in gross profit in 2007 and the $235,900 total stock-based compensation incurred in 2007.

Liquidity and Capital Resources

As of March 31, 2007 we had $210,451 in cash. A substantial amount of cash will be required in order to commence operations over the next twelve months. Based upon our current cash we will not be able to meet our current expenses and will need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

VOICESERVE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Voiceserve, Inc.

I have audited the accompanying consolidated balance sheets of Voiceserve, Inc. and subsidiary (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voiceserve, Inc. and subsidiary as of March 31, 2007 and 2006 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
July 5, 2007

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Balance Sheets
	March 31,
	2007	2006

Assets

Current assets:
Cash and cash equivalents	$210,451	$5,668
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively
Inventory	1,090	934
Prepaid expenses	50,953	28,674
	3,248	40,924
Total current assets
	265,742	76,200
Property and equipment, net
	29,647	34,916
Total assets
	$295,389	$111,116

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$156,562	$190,166
Accrued expenses payable	12,831	42,008
Loans payable to related parties	142,675	-

Total current liabilities	312,068	232,174

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
22,173,140 and 20,000,000 shares, respectively	22,173	20,000
Additional paid-in capital	1,084,918	331,348
Deficit	(1,122,103)	(503,172)
Accumulated other comprehensive income (loss)	(1,667)	30,766

Total stockholders' equity (deficiency)	(16,679)	(121,058)

Total liabilities and stockholders' equity (deficiency)	$295,389	$111,116

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Statements of Operations

	Year Ended March 31,
	2007	2006
Operating revenues:
Net sales of communications devices	$33,104	$239,758
Revenues from communications air time	119,861	89,738

Total operating revenues	152,965	329,496

Cost of operating revenues:
Communications devices	32,777	163,762
Communications air time	150,731	87,533

Total cost of operating revenues	183,508	251,295

Gross profit (loss)	(30,543)	78,201

Operating expenses:
Selling, general and administrative expenses, including stock-based compensation of $130,900 in 2007	428,781	337,708
Reverse acquisition expenses, including stock-based compensation of $105,000 in 2007	160,000	-

Total operating expenses	588,781	337,708

Income (loss) from operations	(619,324)	(259,507)

Interest income	393	462
Interest expense	-	(25)

Income (loss) before income taxes	(618,931)	(259,070)

Income taxes (benefit)	-	-

Net income (loss)	$(618,931)	$(259,070)

Net income (loss) per share - basic and diluted	$(0.03)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	20,138,643	16,089,041

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders'
	$.001 par value		Paid-In		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balances,
March 31, 2005	13,500,000	$13,500	$(13,286)	$(244,102)	$9,297	$(234,591)

Sale of shares on
October 3, 2005	1,500,000	1,500	(1,470)	-	-	30

Sale of shares on
November 17, 2005	5,000,000	5,000	346,104	-	-	351,104

Foreign currency
translation
adjustment	-	-	-	-	21,469	21,469

Net income (loss)	-	-	-	(259,070)	-	(259,070)

Balances,
March 31, 2006	20,000,000	20,000	331,348	(503,172)	30,766	(121,058)

Sale of shares
in private
placement, less
$4,856 private
placement costs	1,387,140	1,387	479,256	-	-	480,643

Issuance of shares
for reverse acqui-
sition services	300,000	300	104,700	-	-	105,000

Issuance of shares
for business
advisory services	374,000	374	130,526	-	-	130,900

Conversion of
loans payable
to related party
to common stock	112,000	112	39,088	-	-	39,200

Foreign currency
translation
adjustment	-	-	-	-	(32,433)	(32,433)

Net income (loss)	-	-	-	(618,931)	-	(618,931)

Balances,
March 31, 2007	22,173,140	$22,173	$1,084,918	$(1,122,103)	$(1,667)	$(16,679)

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(618,931)	$(259,070)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,425	11,929
Stock-based compensation	235,900	-
Changes in operating assets and liabilities:
Accounts receivable, net	(156)	7,435
Inventory	(22,279)	(28,674)
Prepaid expenses	37,676	(28,019)
Accounts payable	(33,604)	(8,209)
Accrued expenses payable	(29,177)	(63,888)

Net cash provided by (used in) operating activities	(421,146)	(368,496)

Cash flows from investing activities:
Purchases of property and equipment	(4,156)	(6,864)

Net cash provided by (used in) investing activities	(4,156)	(6,864)

Cash flows from financing activities:
Proceeds from sales of common stock	480,643	351,134
Proceeds from loans payable to related parties	181,875	-

Net cash provided by (used in) financing activities	662,518	351,134

Effect of exchange rate changes on cash and cash equivalents	(32,433)	24,777

Increase (decrease) in cash and cash equivalents	204,783	551

Cash and cash equivalents, beginning of period	5,668	5,117

Cash and cash equivalents, end of period	$210,451	$5,668

Supplemental disclosures of cash flow information:
Interest paid	$-	$25
Income taxes paid	$-	$1,930

Non-cash financing activities:
Conversion of loans payable to related party to common stock	$39,200	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

VoiceServe, Inc. (“VoiceServe”) was incorporated in the State of Delaware on December 9, 2005 under the name 4306, Inc.  On February 20, 2007, VoiceServe acquired 100% of the issued and outstanding stock of VoiceServe Limited (“Limited”), a corporation incorporated in the United Kingdom on March 21, 2002, in exchange for 20,000,000 shares of VoiceServe common stock (representing 100% of the issued and outstanding shares of VoiceServe after the exchange).  From October 1, 2006 to February 20, 2007, Limited owned 100% of the issued and outstanding shares of VoiceServe.  Accordingly, this acquisition is being treated as a combination of entities under common control and is being accounted for in a manner similar to pooling of interests accounting.  The consolidated financial statements include the operations of VoiceServe from October 1, 2006 and the operations of Limited from its inception on March 21, 2002.

VoiceServe has had no operations; since February 20, 2007, VoiceServe has been a holding company for its wholly owned subsidiary Limited.  At October 1, 2006, the date of its acquisition by Limited, VoiceServe had no assets and $1,100 in accrued expenses payable.

Limited is engaged in the telephone communications business from its London, United Kingdom office.  It sells communications devices (such as USB VOIP phone devices) and offers customers through its software voice calls over the internet.  The software allows computer users to access the Company’s exchange via the internet and through the exchange connect with numerous sources of telephone communications at discounted rates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Principles of Consolidation

The consolidated financial statements include the accounts of VoiceServe and its wholly owned subsidiary Limited (collectively, the “Company”).  All intercompany balances and transactions have been eliminated in consolidation.

(b)    Basis of presentation

    The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of March 31, 2007, the Company had negative working capital of $46,326 and a stockholders’ deficiency of $16,679.  Further, since inception, the Company has incurred losses of $1,122,103.  These factors create uncertainty as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock.  Also, the Company plans to offer new services and pursue certain acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

(c)    Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

(d)    Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses payable, and loans payable to related parties.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments.

(e)    Foreign Currency Translation

The functional currency of VoiceServe is the United States dollar.  The functional currency of Limited is the United Kingdom pound sterling (“£”).  The reporting currency of the  Company is the United States dollar.  Limited’s assets and liabilities of the Company are translated into United States dollars at the period-end exchange rates ($1.968291 and $1.738609 at March 31, 2007 and March 31, 2006, respectively).  Limited’s revenue and expenses are translated at weighted average exchange rates ($1.877149 and $1.781820 for the years ended March 31, 2007 and March 31, 2006, respectively).  Translation adjustments are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet.

(f)     Cash and Cash Equivalents

    The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

(g)    Inventory

    Inventory is stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

(h)    Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation.  Depreciation is calculated using an accelerated declining balance basis over the estimated useful  lives of the respective assets.

(i)     Revenue Recognition

Sales of communications devices are recorded when title passes to the customer which is generally at time of shipment to the customer.  Substantially all sales are prepaid by the  customer by credit card.
Revenues from communications air time are recorded when the customer uses the air time.  Substantially all revenues from communications air time are prepaid by the customer  by credit card.

(j)     Advertising

Advertising costs are expensed as incurred and amounted to $2,517 and $24,910 for the years ended March 31, 2007 and 2006, respectively.

(k)    Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS Nos. 123 and 123(R), “Accounting for Stock-Based Compensation”.  No stock options have been granted and none are outstanding.

(l)     Income Taxes

Income taxes are accounted for under the assets and liability method.  Current income taxes are provided in accordance with the laws of the respective taxing authorities.  Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.   Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(m)    Net Income (Loss) per Share

    Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	March 31,
	2007	2006
Equipment	$88,115	$77,832
Fixtures and fittings	1,023	904

Total	89,138	78,736

Less accumulated depreciation	(59,491)	(43,820)

Property and equipment, net	$29,647	$34,916

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	March 31,
	2007	2006
Due chief financial officer	$98,512	$-
Due chairman of the board of directors	25,131	-
Due chief operational officer	19,032	-

	$142,675	$-

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

NOTE 5 – STOCKHOLDERS’ EQUITY

On October 3, 2005, Limited sold the equivalent of 1,500,000 shares (150,000 shares to an officer of Limited) of its common stock to three individuals at par value.

On November 17, 2005, Limited sold the equivalent of 5,000,000 shares of its common stock to an investor (now the Company chief financial officer) for total consideration of $351,104.

In February and March 2007, VoiceServe sold a total of 1,387,140 shares of its common stock to 15 investors at a price of $.35 per share, or for total consideration of $485,499.

Also in February and March 2007, VoiceServe issued a total of 786,000 shares of its common stock to three parties.  300,000 shares valued at $105,000 were issued to a consultant for services relating to the reverse acquisition described in Note 1 and reflected as a reverse acquisition expense in the consolidated statement of operations.  374,000 shares valued at $130,900 were issued to an existing shareholder for business advisory services and reflected as a selling, general and administrative expense in the consolidated statement of operations.  112,000 shares were issued to an assignee of the chief financial officer in satisfaction of $39,200 in loans payable to related party.

At March 31, 2007, the Company had no stock options or other common stock equivalents outstanding.

NOTE 6 – INCOME TAXES

No provisions for income taxes were recorded in years ended March 31, 2007 and 2006 since the Company incurred losses in those years.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of March 31, 2007 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2007.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 7 – SEGMENT INFORMATION

The Company operates in one business segment: telephone communications.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Operating revenues by geographic area follow:

	Year Ended March 31,
	2007	2006
United Kingdom	$77,324	$218,614
Continental Europe	14,435	45,098
Canada	21,216	24,869
Other	39,990	40,915

Total	$152,965	$329,496

In the year ended March 31, 2006, one United Kingdom dealer accounted for 43.5% of total operating revenues.

In the year ended March 31, 2007, one United Kingdom dealer accounted for 35.6% of total operating revenues and one African dealer accounted for 10.6% of total operating revenues.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the years ended March 31, 2007 and 2006, consulting fees paid to officers, directors, and their affiliates totaled $107,951 and $127,032, respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Rental agreements

Limited presently uses the office of its secretary at no cost under a month to month verbal agreement.  Limited rents inventory storage space under a one year lease agreement expiring October 4, 2007 which provides for quarterly rentals of £1,400 (or $2,756 translated at the March 31, 2007 exchange rate).  For the years ended March 31, 2007 and 2006, rent expense was $18,000 and $17,848, respectively.

NOTE 10 – SUBSEQUENT EVENTS

From April 1, 2007 to July 5, 2007, VoiceServe sold a total of 1,142,857 shares of its common stock to 5 investors at a price of $.35 per share, or for total consideration of $400,000.

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2007. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth information regarding the members of the Company’s Board of Directors and its executive officers as of July 12, 2007. The directors listed below will serve until the next annual meeting of the Company’s stockholders.

Name	Age	Position
Aron Sandler	37	Chief Financial Officer
Michael Bibelman	37	Chief Executive Officer
Alexander Ellinson	42	Chairman of the Board of Directors & President
Mike Ottie	39	Chief Operational Officer

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended March 31, 2007.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended March 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning annual and long-term compensation of our new subsidiary, Voiceserve Limited, for their fiscal years ended March 31, 2007 and March 31, 2006, for their executive officers.

	Annual Compensation
Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Totals ($)

Aron Sandler,	2007	0	0	0	0	0	0	0		0
Chief Financial Officer	2006	0	0	0	0	0	0	0		0

Michael Bibelman,	2007	0	0	0	0	0	0	12,562	(1)	12,562
Chief Executive Officer	2006	0	0	0	0	0	0	14,865	(1)	14,865

Alexander Ellinson,	2007	0	0	0	0	0	0	34,943	(1)	34,943
Chairman of the Board & President	2006	0						51,046	(1)	51,046

Mike Ottie, Chief	2007	0	0	0	0	0	0	37,543	(1)	37,543
Operational Officer	2006	0	0	0	0	0	0	43,291	(1)	43,291

(1) Each of these individuals were paid consulting fees for services rendered to Voiceserve Limited.

Employment Agreements

We do not have any employment agreements in place with any of our officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on July 12, 2007, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group:

Name and Address	Number of Common Shares Beneficially Owned(2)	Percent of Class
Aron Sandler (1)	5,000,000	21.43%
Alexander Ellison (1)	3,375,000	14.47%
Michael Bibelman (1)	3,375,000	14.47%
Mike Ottie (1)	4,500,000	19.29%
Daphne Arnstein (3)	1,125,000	4.82%
Rachel Weissbart (4)	1,125,000	4.82%
Ansgar Felber	1,499,000	6.43%
All directors and executive officers as a group (4 in number)	19,999,000	85.73%

(1)          The person listed is an officer and/or director of the Company.
(2)          Based on 23,327,425 shares of common stock issued and outstanding as of July 12, 2007.
(3)          Wife of Alexander Ellinson.
(4)          Wife of Michael Bibelman.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 20, 2007, pursuant to a Stock Purchase Agreement and Share Exchange between Voiceserve, Limited, a United Kingdom corporation, and us (the "Agreement"), we obtained all of the issued and outstanding shares of Voiceserve Limited for 20,000,000 shares issued to the Voiceserve Limited shareholders. The 20,000,000 shares of common stock were issued to in the following manner:

Aron Sandler	5,000,000
Alexander Ellison	3,375,000
Michael Bibelman	3,375,000
Mike Ottie	4,500,000
Andrew Millet	150,000
Pinchas Stefansky	225,000
Ansgar Felbar	1,125,000
Daphne Arnstein	1,125,000
Rachel Weisbart	1,125,000

PART IV

ITEM 13. EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on April 3, 2006 (File No. 000-51879)	3.1	Certificate of Incorporation of 4309, Inc.

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on April 3, 2006 (File No. 000-51879)	3.2	By-Laws

Filed herewith	14	Code of Ethics

Filed herewith	31.1	Certification of Michael Bibelman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	31.2	Certification of Aron Sandler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.1	Certification of Michael Bibelman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.2	Certification of Aron Sandler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended March 31, 2007, we were billed $23,000 by our present principal accountant for professional services rendered for the audit of our financial statements. We were billed $1,500by our previous principal accountant for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for the year ended December 31, 2006.

Tax Fees

For the Company’s fiscal year ended March 31, 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended March 31, 2007.

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

 Dated:  July 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael Bibelman Michael Bibelman	Chief Executive Officer	July 12, 2007