Form 10QSB
period 2007-06-30
VOICESERVE INC
filed 2007-08-20
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51882
______________

VOICESERVE, INC.
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
 Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 20, 2007: 23,327,425 shares of common stock.

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

SIGNATURES

i

VOICESERVE, INC.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	March 31,
	2007	2007
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$227,909	$210,451
Accounts receivable, net of allowance
for doubtful accounts of $0 and $0, respectively	1,078	1,090
Inventory	51,689	50,953
Prepaid expenses	3,546	3,248

Total current assets	284,222	265,742

Property and equipment, net	22,685	29,647

Total assets	$306,907	$295,389

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$38,800	$156,562
Accrued expenses payable	977	12,831
Loans payable to related parties	55,163	142,675

Total current liabilities	94,940	312,068

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
23,030,283 and 22,173,140 shares, respectively	23,030	22,173
Additional paid-in capital	1,381,061	1,084,918
Deficit	(1,179,166)	(1,122,103)
Accumulated other comprehensive income (loss)	(12,958)	(1,667)

Total stockholders' equity (deficiency)	211,967	(16,679)

Total liabilities and stockholders' equity (deficiency)	$306,907	$295,389

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30
	2007	2006
Operating revenues:
Net sales of communications devices	$191	$24,389
Revenues from communications air time	76,841	23,468

Total operating revenues	77,032	47,857

Cost of operating revenues:
Communications devices	292	19,850
Communications air time	86,592	37,427

Total cost of operating revenues	86,884	57,277

Gross profit (loss)	(9,852)	(9,420)

Operating expenses:
Selling, general and administrative expenses	46,795	38,324

Total operating expenses	46,795	38,324

Income (loss) from operations	(56,647)	(47,744)

Interest income	87	28
Interest expense	(503)	-

Income (loss) before income taxes	(57,063)	(47,716)

Income taxes (benefit)	-	-

Net income (loss)	$(57,063)	$(47,716)

Net income (loss) per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	22,601,712	20,000,000

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
Three Months Ended June 30, 2007
(Unaudited)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders'
	$.001 par value		Paid-In		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balances,
March 31, 2007	22,173,140	$22,173	$1,084,918	$(1,122,103)	$(1,667)	$(16,679)

Sale of shares
in private placement,
less $3,000 private
placement costs	857,143	857	296,143	-	-	297,000

Foreign currency
translation
adjustment	-	-	-	-	(11,291)	(11,291)

Net income (loss)	-	-	-	(57,063)	-	(57,063)

Balances,
June 30, 2007	23,030,283	$23,030	$1,381,061	$(1,179,166)	$(12,958)	$211,967

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(57,063)	$(47,716)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	7,490	2,771
Stock-based compensation	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	12	(1,246)
Inventory	(736)	(1,813)
Prepaid expenses	(298)	40,591
Accounts payable	(117,762)	32,016
Accrued expenses payable	(11,854)	(40,159)

Net cash provided by (used in) operating activities	(180,211)	(15,556)

Cash flows from investing activities:
Purchases of property and equipment	-	-

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	300,000	-
Increase (decrease) in loans payable to related parties	(87,512)	5,015

Net cash provided by (used in) financing activities	212,488	5,015

Effect of exchange rate changes on cash and cash equivalents	(14,819)	7,165

Increase (decrease) in cash and cash equivalents	17,458	(3,376)

Cash and cash equivalents, beginning of period	210,451	5,668

Cash and cash equivalents, end of period	$227,909	$2,292

Supplemental disclosures of cash flow information:

Interest paid	$503	$-

Income taxes paid	$-	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2007 and for the three months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the three months ended June 30, 2007 and 2006.
The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended June 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2008.  The balance sheet at March 31, 2007 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s

VOICESERVE, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements
(Unaudited)

rules and regulations. These unaudited financial statements should be read in conjuction with our audited financial statements and notes thereto for the year ended March 31, 2007 as included in our report on Form 10-KSB.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	June 30,	March 31,
	2007	2007
Equipment	$89,897	$88,114
Fixtures and fittings	1,045	1,024

Total	90,942	89,138

Less accumulated depreciation	(68,257)	(59,491)

Property and equipment, net	$22,685	$29,647

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	June 30,	March 31,
	2007	2007
Due chief financial officer	$10,141	$98,512
Due chairman of the board of directors	25,639	25,131
Due chief operational officer	19,383	19,032

Total	$55,163	$142,675

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY

In the three months ended June 30, 2007, VoiceServe  sold a total of 857,143 shares of its common stock to 3 investors at a price of $.35 per share, or for total consideration of  $300,000.

At June 30, 2007, the Company had no stock options or other common stock equivalents outstanding.

NOTE 6 – INCOME TAXES

No provisions for income taxes were recorded in the three months ended June 30, 2007 and 2006 since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of June 30, 2007 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2007.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 7 – SEGMENT INFORMATION

The Company operates in one business segment: telephone communications.

Operating revenues by geographic area follow:

	Three Months Ended June 30,
	2007	2006
United Kingdom	$21,747	$28,236
Continental Europe	190	2,963
Canada	11,150	11,839
Other	43,945	4,819

Total	$77,032	$47,857

In the three months ended June 30, 2006, one United Kingdom dealer accounted for 40.3% of total operating revenues.

In the three months ended June 30, 2007, one United Kingdom dealer accounted for 28.2% of total operating revenues and one Australian dealer accounted for 23.7% of total operating revenues.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2007 and 2006, consulting fees paid to officers, directors, and their affiliates totaled $20,188 and $5,464, respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Rental agreements

Limited presently uses the office of its secretary at no cost under a month to month verbal agreement.  Limited rents inventory storage space under a one year lease agreement expiring October 4, 2007 which provides for quarterly rentals of £1,400 (or $2,785 translated at the June 30, 2007 exchange rate).  For the three months ended June 30, 2007 and 2006, rent expense was $2,785 and $4,341, respectively.

Item 2.      Management’s Discussion and Analysis or Plan of Operation

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

Results of Operations for the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

We had revenue of $77,032 for the three months ended June 30, 2007 and $47,857 for the three months ended June 30, 2006. Expenses for the three months ended June 30, 2007 increased to $46,795 from $38,324 for the three months ended June 30, 2006 representing an increase of $8,471. The increase is attributable to an increase in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2007 we had $227,909 in cash. A substantial amount of cash will be required in order to grow operations over the next twelve months. Based upon our current cash we will not be able to meet our current expenses and will need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Critical Accounting Pronouncements

Our significant accounting policies are summarized in Note 2 of our financial statements included in our March 31, 2007 Form 10-KSB.

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

Item 3.                      Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

On June 28, 2007 we filed a Form 8K with the SEC based on the Board of Director’s approval and authorization of a change in the Company’s fiscal year end from December 31 to March 31.

(b)	Exhibits
Method of Filing	Exhibit Number

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on April 3, 2006 (File No. 000-51879)	3.1	Certificate of Incorporation of 4309, Inc.

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on April 3, 2006 (File No. 000-51879)	3.2	By-Laws

Filed herewith	31.1	Certification of Michael Bibelman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	31.2	Certification of Aron Sandler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.1	Certification of Michael Bibelman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32.2	Certification of Aron Sandler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VOICESERVE, INC.

By:	/s/ Michael Bibelman
Michael Bibelman Chief Executive Officer

Dated:	August 20, 2007

By:	/s/ Aron Sandler
Aron Sandler Chief Financial Officer (Principal Accounting Officer)

Dated:	August 20, 2007