Form 10QSB
period 2007-09-30
VOICESERVE INC
filed 2007-11-19
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
 Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 19, 2007: 23,265,997 shares of common stock.

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

SIGNATURES

VOICESERVE, INC.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	September 30,	March 31,
	2007	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$94,904	$210,451
Accounts receivable, net of allowance
for doubtful accounts of $0 and $0, respectively	5,124	1,090
Inventory	78,899	50,953
Prepaid expenses	31,355	3,248

Total current assets	210,282	265,742

Property and equipment, net	17,273	29,647

Total assets	$227,555	$295,389

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$80,452	$156,562
Accrued expenses payable	65,487	12,831
Loans payable to related parties	45,860	142,675

Total current liabilities	191,799	312,068

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
23,265,997 and 22,173,140 shares, respectively	23,266	22,173
Additional paid-in capital	1,474,680	1,084,918
Deficit	(1,424,643)	(1,122,103)
Accumulated other comprehensive income (loss)	(37,547)	(1,667)

Total stockholders' equity (deficiency)	35,756	(16,679)

Total liabilities and stockholders' equity (deficiency)	$227,555	$295,389

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Revenues from communications
air time	$110,297	$4,047	$187,138	$27,515
Net sales of communications
devices	569	3,275	760	27,664

Total operating revenues	110,866	7,322	187,898	55,179

Cost of operating revenues:
Communications air time	109,486	7,577	196,078	45,004
Communications devices	2	(337)	294	19,513

Total cost of operating revenues	109,488	7,240	196,372	64,517

Gross profit (loss)	1,378	82	(8,474)	(9,338)

Operating expenses:
Selling, general and
administrative expenses	248,072	74,587	294,867	112,911

Total operating expenses	248,072	74,587	294,867	112,911

Income (loss) from operations	(246,694)	(74,505)	(303,341)	(122,249)

Interest income	822	38	909	66
Interest expense	395	(2)	(108)	(2)

Income (loss) before income taxes	(245,477)	(74,469)	(302,540)	(122,185)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$(245,477)	$(74,469)	$(302,540)	$(122,185)

Net income (loss) per share -
basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	23,148,140	20,000,000	22,874,926	20,000,000

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
Six Months Ended September 30, 2007
(Unaudited)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders'
	$.001 par value		Paid-In		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balances,
March 31, 2007	22,173,140	$22,173	$1,084,918	$(1,122,103)	$(1,667)	$(16,679)

Sale of shares in
private placement,
less $3,000 private
placement costs	857,143	857	296,143	-	-	297,000

Foreign currency
translation
adjustment	-	-	-	-	(11,291)	(11,291)

Net income (loss)	-	-	-	(57,063)	-	(57,063)

Balances,
June 30, 2007	23,030,283	23,030	1,381,061	(1,179,166)	(12,958)	211,967

Sale of shares in
private placement,
less $6,145 private
placement costs	285,714	286	93,569	-	-	93,855

Settlement with
consultant	(50,000)	(50)	50	-	-	-

Foreign currency
translation
adjustment	-	-	-	-	(24,589)	(24,589)

Net income (loss)	-	-	-	(245,477)	-	(245,477)

Balances,
September 30, 2007	23,265,997	$23,266	$1,474,680	$(1,424,643)	$(37,547)	$35,756

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(302,540)	$(122,185)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	12,859	5,440
Stock-based compensation	-	-
Changes in operating assets and liabilities:
Accounts receivable, net	(4,034)	(5,721)
Inventory	(31,980)	-
Prepaid expenses	(28,107)	40,924
Accounts payable	(76,110)	22,420
Accrued expenses payable	52,656	(41,737)

Net cash provided by (used in) operating activities	(377,256)	(100,859)

Cash flows from investing activities:
Purchases of property and equipment	-	-

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	390,855	-
Increase (decrease) in loans payable to related parties	(96,815)	125,243

Net cash provided by (used in) financing activities	294,040	125,243

Effect of exchange rate changes on cash and cash equivalents	(32,331)	(16,923)

Increase (decrease) in cash and cash equivalents	(115,547)	7,461

Cash and cash equivalents, beginning of period	210,451	5,668

Cash and cash equivalents, end of period	$94,904	$13,129

Supplemental disclosures of cash flow information:

Interest paid	$108	$2

Income taxes paid	$-	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2007 and for the three and six months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the six months ended September 30, 2007 and 2006.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2008.  The balance sheet at March 31, 2007 has been derived from the audited financial statements at that date.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2007 as included in our report on Form 10-KSB.

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	September 30,	March 31,
	2007	2007
Equipment	$91,266	$88,114
Fixtures and fittings	1,061	1,024

Total	92,327	89,138

Less accumulated depreciation	(75,054)	(59,491)

Property and equipment, net	$17,273	$29,647

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	September 30,	March 31,
	2007	2007
Due chief financial officer	$101	$98,512
Due chairman of the board of directors	26,081	25,131
Due chief operational officer	19,678	19,032

Total	$45,860	$142,675

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

NOTE 5 – STOCKHOLDERS’ EQUITY
In the six months ended September 30, 2007, VoiceServe sold a total of 1,142,857 shares of its common stock to 5 investors at a price of $.35 per share, or for total consideration of $400,000.

On August 29, 2007, VoiceServe reached a settlement agreement with a consultant who rendered services relating to the reverse acquisition.  Pursuant to the settlement, 50,000 (of the 300,000 shares issued to this consultant in February 2007) shares of common stock were returned to VoiceServe and cancelled.

At September 30, 2007, the Company had no stock options or other convertible securities outstanding.

NOTE 6 – INCOME TAXES

No provisions for income taxes were recorded in the six months ended September 30, 2007 and 2006 since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of September 30, 2007 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2007.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 7 – SEGMENT INFORMATION

The Company operates in one business segment: telephone communications.

Operating revenues by geographic area follow:

	Six Months Ended September 30,
	2007	2006

United Kingdom	$31,785	$35,823
Continental Europe	100	3,718
Canada	23,423	12,005
Other	132,589	3,359

Total	$187,897	$54,905

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

In the six months ended September 30, 2006, one United Kingdom dealer accounted for 35.6% of total operating revenues.

In the six months ended September 30, 2007, one United Kingdom dealer accounted for 19.4% of total operating revenues and one Middle East dealer accounted for 18.5% of total operating revenues.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the six months ended September 30, 2007 and 2006, consulting fees paid to officers, directors, and their affiliates totaled $123,053 and $29,387, respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Investment agreement

On August 20, 2007, VoiceServe entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”).  Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months.  The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date.  The Put Date shall be the date that the Investor receives a put notice of a drawn down by us.  The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the Common Stock during the pricing period.  The pricing period shall be the five (5) consecutive trading days immediately after the put notice date.  There are put restrictions applied on days between the put date and the closing date with respect to that particular put.  During this time, we shall not be entitled to deliver another put notice.

In connection with the Agreement, we entered into a Registration Rights Agreement with the Investor (”Registration Agreement”).  Pursuant to the Registration Agreement, we are obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering 2,335,550 shares of the common stock underlying the Investment Agreement within 15 days after the execution date.  In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the execution date, which occurred November 6, 2007.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)

Acquisition agreement

On September 28, 2007, VoiceServe executed a non-binding term sheet with VoipSwitch Inc., (“VoipSwitch”) to acquire VoipSwitch.  Pursuant to the term sheet, VoiceServe would acquire VoipSwitch for total total consideration of $3,000,000 ($750,000 cash, $450,000 notes payable in monthly installments of $37,500 per month for 12 months, and $1,800,000 in VoiceServe common stock).  The non-binding term sheet is subject to certain conditions precedent to closing, including completion of VoiceServe’s due diligence of VoipSwitch.

Rental agreements

Limited presently uses the office of its secretary at no cost under a month to month verbal agreement.  Limited rents inventory storage space under a lease agreement expiring October 4, 2008 which provides for quarterly rentals of £1,400 (or $2,854 translated at the September 30, 2007 exchange rate).  For the six months ended September 30, 2007 and 2006, rent expense was $5,723 and $7,573, respectively.

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

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

•	In the fourth quarter of 2007 we anticipate a boost in sales through all our products. Revenues for the projected year should reach approximately $0.5 million.

We will prepare and execute a marketing plan to increase our member base. We anticipate that in the fourth quarter of 2007, a comprehensive marketing plan will be developed. We expect to spend approximately $15,000 on marketing monthly focusing primarily on the Voicesim product, adding our other features as a bonus. We intend to create folders with leaflets inserted comprising of all the Voiceserve products. Special offers will be available for subscribers enrolling for the complete range of the Voiceserve products.

In order to further increase our member base, we plan to offer online contests that encourage members to invite their friends to join the site.

•	In the fourth quarter of 2007 we expect to open satellite field offices in the middle east and Africa, thus increasing the customer base

•
By early 2008 we hope to hire programmers on a dedicated basis in order to execute our plans to further enhance IPTV which is the future in technology. We anticipate paying either an annual salary or hourly fee to dedicated programmers depending upon the workload required. We expect that we will require a minimum of $150,000 for programmers in 2008 to optimally implement our plans.

•	It is Voiceserve’s aim to amass a large subscription base thus increasing revenues and hence profitability.

We also plan on establishing satellite offices in Belgium, Holland, Israel, South Africa, Switzerland and USA. Each of these locations will have a local customer service number which will be forwarded to Voiceserve’s call centre. A call centre has been set up in Newcastle in the UK. In each of the Satellite offices there will be a manager who will control the local agents. The primary product being marketed is the Voiceserve SIM to be marketed to the traveler. Pilot schemes have indicated that the demand for such a sim is tremendous globally. We anticipate steady revenues from the sale of the SIM, its constant usage, and the regular Voiceserve VOIP products.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

We had revenue of $110,866 for the three months ended September 30, 2007 and $7,322 for the three months ended September 30, 2006. Operating expenses for the three months ended September 30, 2007 increased to $248,072 from $74,587 for the three months ended September 30, 2006 representing an increase of $173,485. The increase is attributable to an increase in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2007 we had $94,904 in cash. A substantial amount of cash will be required in order to grow operations over the next twelve months. Based upon our current cash we will not be able to meet our current expenses and will need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Critical Accounting Pronouncements

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

VOICESERVE, INC.

By:	/s/ Michael Bibelman
Michael Bibelman Chief Executive Officer

Dated:	November 19, 2007

By:	/s/ Aron Sandler
Aron Sandler Chief Financial Officer (Principal Accounting Officer)

Dated:	November 19, 2007