Form 10QSB
period 2007-12-31
VOICESERVE INC
filed 2008-02-19
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2007: 23,964,907 shares of common stock.

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

SIGNATURES

 PART I – FINANCIAL INFORMATION

VOICESERVE, INC.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,	March 31,
	2007	2007
Assets	(unaudited)

Current assets:
Cash and cash equivalents	$155,305	$210,451
Accounts receivable, net of allowance
for doubtful accounts of $0 and $0, respectively	19,334	1,090
Inventory	76,756	50,953
Prepaid expenses	119,617	3,248

Total current assets	371,012	265,742

Property and equipment, net	12,617	29,647

Total assets	$383,629	$295,389

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$145,782	$156,562
Accrued expenses payable	5,680	12,831
Loans payable to related parties	44,762	142,675

Total current liabilities	196,224	312,068

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
23,964,907 and 22,173,140 shares, respectively	23,965	22,173
Additional paid-in capital	1,861,981	1,084,918
Deficit	(1,698,507)	(1,122,103)
Accumulated other comprehensive income (loss)	(34)	(1,667)

Total stockholders' equity (deficiency)	187,405	(16,679)

Total liabilities and stockholders' equity (deficiency)	$383,629	$295,389

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
Operating revenues:
Revenues from communications
air time	$144,231	$29,094	$331,369	$56,609
Net sales of communications
devices	310	4,791	1,070	32,455

Total operating revenues	144,541	33,885	332,439	89,064

Cost of operating revenues:
Communications air time	155,899	24,612	351,977	69,616
Communications devices	92	21,724	386	41,237

Total cost of operating revenues	155,991	46,336	352,363	110,853

Gross profit (loss)	(11,450)	(12,451)	(19,924)	(21,789)

Operating expenses:
Selling, general and
administrative expenses	262,673	59,651	557,540	172,562

Total operating expenses	262,673	59,651	557,540	172,562

Income (loss) from operations	(274,123)	(72,102)	(577,464)	(194,351)

Interest income	284	36	1,193	100
Interest expense	(25)	(2)	(133)	(2)

Income (loss) before income taxes	(273,864)	(72,068)	(576,404)	(194,253)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$(273,864)	$(72,068)	$(576,404)	$(194,253)

Net income (loss) per share -
basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	23,615,452	20,000,000	23,121,768	20,000,000

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
Nine Months Ended December 31, 2007
(Unaudited)
					Accumulated	Total
	Common Stock		Additional		Other	Stockholders'
	$.001 par value		Paid-In		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balances, March 31, 2007	22,173,140	$22,173	$1,084,918	$(1,122,103)	$(1,667)	$(16,679)

Sale of shares in private placement,
less $3,000 private placement costs	857,143	857	296,143	-	-	297,000

Foreign currency translation adjustment	-	-	-	-	(11,291)	(11,291)

Net income (loss)	-	-	-	(57,063)	-	(57,063)

Balances, June 30, 2007	23,030,283	23,030	1,381,061	(1,179,166)	(12,958)	211,967

Sale of shares in private placement,
less $6,145 private placement costs	285,714	286	93,569	-	-	93,855

Settlement with consultant	(50,000)	(50)	50	-	-	-

Foreign currency translation adjustment	-	-	-	-	(24,589)	(24,589)

Net income (loss)	-	-	-	(245,477)	-	(245,477)

Balances, September 30, 2007	23,265,997	23,266	1,474,680	(1,424,643)	(37,547)	35,756

Sale of shares in private placements	498,910	499	277,501	-	-	278,000

Shares issued pursuant to consulting
agreement	200,000	200	109,800	-	-	110,000

Foreign currency translation adjustment	-	-	-	-	37,513	37,513

Net income (loss)	-	-	-	(273,864)	-	(273,864)

Balances, December 31, 2007	23,964,907	$23,965	$1,861,981	$(1,698,507)	$(34)	$187,405

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(576,404)	$(194,253)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	17,569	10,646
Stock-based compensation	32,083	-
Changes in operating assets and liabilities:
Accounts receivable, net	(18,244)	934
Inventory	(25,803)	(3,634)
Prepaid expenses	(38,452)	41,991
Accounts payable	(10,780)	13,391
Accrued expenses payable	(7,151)	20,640

Net cash provided by (used in) operating activities	(627,182)	(110,285)

Cash flows from investing activities:
Purchases of property and equipment	-	-

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	668,855	-
Increase (decrease) in loans payable to related parties	(97,913)	129,853

Net cash provided by (used in) financing activities	570,942	129,853

Effect of exchange rate changes on cash and cash equivalents	1,094	(23,138)

Increase (decrease) in cash and cash equivalents	(55,146)	(3,570)

Cash and cash equivalents, beginning of period	210,451	5,668

Cash and cash equivalents, end of period	$155,305	$2,098

Supplemental disclosures of cash flow information:

Interest paid	$133	$2

Income taxes paid	$-	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2007 and for the three and nine months ended December 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2007 and the results of operations and cash flows for the nine months ended December 31, 2007 and 2006.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2008.  The balance sheet at March 31, 2007 has been derived from the audited financial statements at that date.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007
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

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of:

	December 31,	March 31,
	2007	2007
Equipment	$88,890	$88,114
Fixtures and fittings	1,033	1,024

Total	89,924	89,138

Less accumulated depreciation	(77,306)	(59,491)

Property and equipment, net	$12,618	$29,647

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	December 31,	March 31,
	2007	2007
Due chief financial officer	$99	$98,512
Due chairman of the board of directors	25,402	25,131
Due chief operational officer	19,261	19,032

Total	$44,762	$142,675

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007
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

In the three months ended December 31, 2007, Voiceserve sold a total of 498,910 shares of its common stock to 4 investors at prices ranging from $0.50 to $0.62 per share for total consideration of $278,000.

In October 2007 (see note 9), VoiceServe issued 200,000 shares of its common stock (valued at $110,000) to an investor relations firm pursuant to a consulting agreement.

At December 31, 2007, the Company had no stock options or other convertible securities outstanding.

NOTE 6 – INCOME TAXES

No provisions for income taxes were recorded in the nine months ended December 31, 2007 and 2006 since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of December 31, 2007 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2007.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 7 – SEGMENT INFORMATION

The Company operates in one business segment: telephone communications.

In the nine months ended December 31, 2006, one United Kingdom dealer accounted for 26.1% of total operating revenues, one other United Kingdom dealer accounted for 22.0% of total operating revenues, one Canada dealer accounted for 20.8% of total operating revenues, and one Continental Europe dealer accounted for 12.0% of total operating revenues.

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

In the nine months ended December 31, 2007, one United Kingdom dealer accounted for 13.0% of total operating revenues and one Middle East dealer accounted for 20.8% of total operating revenues.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the nine months ended December 31, 2007 and 2006, consulting fees paid to officers, directors, and their affiliates totaled $204,296 and $39,978, respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

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

In connection with the Agreement, we entered into a Registration Rights Agreement with the Investor (”Registration Agreement”).  Pursuant to the Registration Agreement, we were obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering 2,335,550 shares of the common stock underlying the Investment Agreement within 15 days after the execution date.  In addition, we were obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the execution date, which occurred November 6, 2007.

Consulting agreement

On Septemner 15, 2007, VoiceServe entered into an agreement with an investor relations firm (the “IR Firm”).  The agreement provides for the IR firm to perform certain investor relations,

VOICESERVE, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 2007
(Unaudited)

consulting, and advisory services for VoiceServe.  The term of the agreement is one year commencing September 15, 2007 and ending September 14, 2008 and is to automatically renew in subsequent six month increments; after August 15, 2008, either party has the right to terminate the agreement with 30 days notice.  As consideration for their services, VoiceServe is to issue the IR Firm 200,000 shares of VoiceServe common stock (the 200,000 shares were issued in October 2007 and the $110,000 estimated fair value of these shares is being expensed ratably over the one year initial term of the agreement) and pay retainer fees of $6,100 per month to the IR firm. $32,083 (of the total $110,000 stock-based compensation) was expensed in the three months ended December 31, 2007 and the remaining $77,917 is included in prepaid expenses at December 31,2007.

Rental agreements

Limited presently uses the office of its secretary at no cost under a month to month verbal agreement.  Limited rents inventory storage space on a month to month basis which provides for quarterly rentals of £1,400 (or $2,780 translated at the December 31, 2007 exchange rate).  For the nine months ended December 31, 2007 and 2006, rent expense was $11,485 and $11,497, respectively.

NOTE 10 – SUBSEQUENT EVENT

On January 15, 2008, VoiceServe closed an Acquisition Agreement with VoipSwitch Inc. (“VoipSwitch”) whereby VoiceServe acquired all VoipSwitch issued and outstanding ordinary shares as well as all of Voipswitch’s assets, including customer orders and intangible assets, for total consideration of $3,000,000 ($600,000 cash, $600,000 notes payable in total monthly installments of $50,000 per month for 12 months, and 3,750,000 shares of VoiceServe common stock valued at $0.48 per share or $1,800,000).

Issuance of the 3,750,000 shares is conditional upon each of the three former stockholders of Voipswitch entering into a service contract with VoiceServe (or such other entity nominated by VoiceServe) and continuing to supply their services for a period of not less than 36 months at a monthly salary of $6,000 each.  Payment of the monthly installments of the $600,000 notes payable is limited each month to the future monthly net income of VoipSwitch.

VoipSwitch licenses software systems (online telephony management applications) to customers online.  According to financial statements provided VoiceServe, total operating revenues and net income of VoipSwitch for the year ended March 31, 2007 were $503,737 and $375,928, respectively.

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

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

•	In the first quarter of 2008 we anticipate a boost in sales through all our products. Revenues for the projected year should reach approximately $0.5 million.

We will prepare and execute a marketing plan to increase our member base. We anticipate that in the first quarter of 2008, a comprehensive marketing plan will be developed. We expect to spend approximately $15,000 on marketing monthly focusing primarily on the Voicesim product, adding our other features as a bonus. We intend to create folders with leaflets inserted comprising of all the Voiceserve products. Special offers will be available for subscribers enrolling for the complete range of the Voiceserve products.

In order to further increase our member base, we plan to offer online contests that encourage members to invite their friends to join the site.

•	In the first quarter of 2008 we expect to open satellite field offices in the middle east and Africa, thus increasing the customer base

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

Results of Operations for the Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

We had revenues of $144,541 for the three months ended December 31, 2007 and $33,885 for the three months ended December 31, 2006. Operating expenses for the three months ended December 31, 2007 increased to $262,673 from $59,651 for the three months ended December 31, 2006 representing an increase of $203,022. The increase is attributable to an increase in general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2007 we had $155,305 in cash. A substantial amount of cash will be required in order to grow operations over the next twelve months. Based upon our current cash we may not be able to meet our current expenses and may need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Critical Accounting Pronouncements

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2007, we issued 200,000 shares of our common stock Hawk Associates, Inc. pursuant to a consulting agreement by and between Hawk Associates, Inc. and ourselves.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

During the three months ended December 31, 2007, we sold 200,000 shares of our common stock to Markus Fischer for a price per share of $0.62 and an aggregate price of $124,000.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

During the three months ended December 31, 2007, we sold 90,910 shares of our common stock to H. Finance for a price per share of $.55 and an aggregate price of $50,000.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

During the three months ended December 31, 2007 we sold 52,000 shares of our common stock to Simon Kaufman for a price per share of $.50 and an aggregate price of $26,000.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, this shareholder had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

During the three months ended December 31, 2007, we sold 156,000 shares of our common stock to Zacharia Mendel Kaufman for a price per share of $.50 and an aggregate price of $78,000.  These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”). These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered.

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

Item 3.    Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

On January 15, 2008, Voiceserve, Inc. (“Voiceserve”) entered and closed an Acquisition Agreement (the “Agreement”) with VoipSwitch, Inc. (“VoipSwitch”) whereby Voiceserve acquired all ordinary shares that have been issued by VoipSwitch as well as all of VoipSwitch’s assets, which include all customer orders, all inventories, all intangible assets of Voipswitch, including without limitation the right to VoipSwitch’s bank accounts (collectively, the “Assets”).

Pursuant to the Agreement, Voiceserve acquired the entire issued share capital and Assets of VoipSwitch for a consideration price of U.S. $3,000,000, which may be increased in certain conditions.  Specifically, $1,200,000 of the consideration price will be issued in cash over a period of 12 months from the January 15, 2008 closing date (“Closing Date”) from Voiceserve to the principals of VoipSwitch:  Krzysztof Oglaza, Lukasz Nowak and Michal Kozlowski (or their designated nominees) (collectively, the “Principals”).  The balance of the consideration price, being U.S. $1,800,000, shall be paid through the issuance to the Principals of restricted shares of Voiceserve’s common stock at a price per share of U.S. $0.48.

In conjunction with the Agreement, Voiceserve appointed Krzysztof Oglaza as a director on Voiceserve’s Board of Directors, to serve a term of three years from appointment.  In addition, Voiceserve has further agreed to pay the Principals a monthly salary of $6,000 for a three-year term from the Closing Date.

The foregoing summary does not propose to be a complete statement of the parties’ rights and obligations under the Agreement.  In the event the description above differs from the actual terms of the Agreement, the Agreement shall govern.  A copy of the Agreement is attached to our current report on Form 8-K dated January 17, 2008 as Exhibit 10.1.

Item 6.   Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

On January 17, 2008 we filed a Form 8-K with the SEC disclosing the closing of our acquisition of VoipSwitch, Inc. whereby we acquired all ordinary shares that have been issued by VoipSwitch as well as all of VoipSwitch’s assets.

On January 23, 2008 we filed a Form 8-K with the SEC announcing an appointment to our Board of Directors.

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

VOICESERVE, INC.

By:	/s/ Michael Bibelman
Michael Bibelman Chief Executive Officer

Dated:	February 19, 2008

By:	/s/ Aron Sandler
Aron Sandler Chief Financial Officer (Principal Accounting Officer)

Dated:	February 19, 2008