Form 10KSB
period 2008-03-31
VOICESERVE INC
filed 2008-07-14
CIK 1353505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

                                                (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51877

VOICESERVE, INC.
(Name of small business issuer in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Grosvenor House 1 High Street Edgware, Middlesex	HA8 7TA
(Address of principal executive offices)	(Zip Code)

(732) 446-0546
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                      No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐                  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended March 31, 2008: $934,482

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 31, 2008, was: $5,128,038

Number of shares of the registrant’s common stock outstanding as of July 11, 2008 was 28,877,935

Transitional Small Business Disclosure Format:  Yes ☐     No ☒

TABLE OF CONTENTS

PART I
ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 2.	DESCRIPTION OF PROPERTY	7
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	8
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	8
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	9
ITEM 8A.	CONTROLS AND PROCEDURES	9
PART III
ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	10
ITEM 10.	EXECUTIVE COMPENSATION	11
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	12
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	12
PART IV
ITEM 13.	EXHIBITS LIST AND REPORTS ON FORM 8-K	13
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	13
SIGNATURES

i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

4306, Inc. was incorporated on December 9, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have other than acting as a holding company for its subsidiaries, we have had no operations since inception.

On February 20, 2007, the Company entered into a share exchange agreement with Voiceserve Limited, a United Kingdom corporation with its principal place of business located at Cavendish House, 369 Burnt Oak Broadway, Edgware, Middlesex HA8 5AW and the shareholders of Voiceserve Limited. The Agreement provided for the acquisition of Voiceserve by the Company, whereby Voiceserve became a wholly owned subsidiary of the Company.

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

On January 15, 2008, VoiceServe closed an Acquisition Agreement with VoipSwitch Inc. (“VoipSwitch”) whereby VoiceServe acquired all VoipSwitch issued and outstanding ordinary shares as well as all of VoipSwitch’s assets, including customer orders and intangible assets, for total consideration of $3,000,000 ($450,000 cash, $150,000 notes payable due on demand, $600,000 notes payable in total monthly installments of $50,000 per month for 12 months, and 3,750,000 shares of VoiceServe common stock valued at $0.48 per share or $1,800,000).

Payment of the monthly installments of the $600,000 notes payable is contingent upon and limited each month to the future monthly net income of VoipSwitch.  Accordingly, pursuant to SFAS No. 141, this $600,000 “contingent consideration” portion of the $3,000,000 total purchase price was not included in the initial recorded cost of the acquisition or the recorded notes payable.  If and when the contingency is resolved and payments of the $600,000 notes payable are made, such paid amounts will be added to goodwill.

Overview

VoipSwitch Inc. develops and implements various types of software that facilitate the deployment of VOIP services globally, and to-date has successfully implemented over 800 VoipSwitch systems around the world.

VoipSwitch is a complete IP telephony offering a variety of services including wholesale voip termination, device to phone technology, pc to phone/web to phone features, calling cards, SMS/ANI/PIN/DID/WEB callback, DIDs' mapping, call shops and more. Unlike competitive systems composed of many different parts, the Voipswitch platform is fully integrated in one application what makes it exceptionally easy to manage. All elements that are necessary for successful voip implementation are already built in.  All the features are integrated in one multiple server based application.

Business Model

Voiceserve has categorized its products into four divisions:

1)	Voipswitch,
2)	Voip-Proxy,
3)	Haloswiat,
4)	VPS Office.

Voipswitch

Voipswitch is a Softswitch integrator and provider. Its multiple functions enable the purchaser to almost seemingly become a Telecoms Voip Operator. Voipswitch delivers global communications through the VOIP backbone giving its users extensive voice calling features, some of which are unavailable on traditional telephones.

Voipswitch’s features include:

•	Free pier-pier calling worldwide,
•	Call Back facility,
•	SMS from desktop.
•	Callshop programs,
•	Global User Directory,
•	Conference calling,
•	Monitoring of Call Data Records,
•	Easily managed availability, presence, and view status of contacts
•	Logs – individual call and message history
•	End-to-end encryption for superior privacy
•	Mobility – login into Voiceserve account anywhere in the world and access contact list
•	Multiple accounts etc…..

Voipswitch Pricing’s

The price of the VoipSwitch system consists of the main package price and separate prices for the additional modules. There are two price options of the basic version of the system:

•	Limited licence at the price of $ 3500,
•	Unlimited licence at the price of $ 5000.

The limited license allows permits only a maximum of 30 simultaneous connections. This version is recommended for start ups since it keeps the initial investment minimal. As traffic increases the software can easily be upgraded to the next level. The subsequent upgrade to the unlimited license does not require any troublesome modifications. The limited version may run only on one IP address.

With the unlimited version, there is no limit on the number of simultaneous calls.

The only limitation is related to the hardware specifications of the server on which the VoipSwitch operates. The unlimited license supports up to three Voipswitch’s running simultaneously on independent servers attributed to the same company. There are no restrictions regarding geographical locations.

Both licensed versions have the capacity to implement the following:

•	PC to Phone services (g723.1 softphone included )
•	Device to phone services
•	DID mapping
•	Wholesale termination
•	Customers billing
•	Web interface for end users
•	Web interface for administrator

Beyond the main package, there are additional modules which extends the Voipswitch’s features dramatically . The costs of the extra’s are listed below:

·	Callback module - SMS, ANI, PIN, DID, WEB	$1500
•	IP IVR (Calling cards) module	$1500
·	Resellers module	$1000
·	Call Shop module	$700
·	Online Shop module	$1000
·	VoipTunnel module	$350
·	Custom-made Softphone / Webphone	$300
·	Web Portal	$1000

Voip Proxy

Voip-Proxy has been established to act as a provider of quality termination international minutes, and multiple DDI’s from numerous destinations across the globe. Voip-proxy is an electronic marketplace for communications trading.

Voip-Proxy’s online trading platform enables fixed and mobile service providers to buy, sell, deliver and settle millions of minutes per year. Voip-Proxy provides a leading marketplace for IP transit and paid peering. Multiple ISPs and content sites buy, sell, deliver and settle IP transit and peering.

Voip-Proxy provides A-Z voice termination through interconnections with Tier 1 Providers. The quality of our connections is aimed to be the highest standard possible. High ASR & short PPD witness the high standard of our system. The Voip-Proxy network is supported by a 24/7 network-operation-centre, ensuring the constant quality of our service.

We offer our service to carriers, small businesses, callshops, resellers and other VOIP service providers.

The set up procedure is fast and simple. An account is created, prepayment via one of our numerous payment methods offered. Thereafter the client configures the device and can benefit from the cheapest wholesale termination rates around.

HaloSwiat

Haloswiat is the retail division of Voiceserve Inc. It is currently a pilot scheme based in Poland to attract residential and commercial users onto the Voipswitch model. End users will be able to benefit on a retail level from all the

VPSOffice

VPSOffice will provide residential and small to medium size businesses  with trunking and PSTN termination services worldwide. The VPSOFFICE download will be secure and seamless. The solution will deliver many benefits enabling significant reductions in service costs, enhance flexibility, and rapidly add a range of new and innovative services such as VoIP on cellular. VPS Office will grow as it begins offering customers local residential/enterprise telephony services. With the launch a whole new array of residential/enterprise services will be offered at extremely competitive prices.

Development

Voipswitch plans to include the following three new products:

IPTV

Traditional methods of content delivery, including air, satellite and cable are still available, but they are prohibitively expensive for small and medium size providers and are not globally scalable. For example, if a provider wants to offer delivery of TV channels via cable, he has to invest millions of dollars to build supporting infrastructure to the end users. Even if he succeeds, he will be limited to scaling up his business within the national boundaries.

Fortunately, there are emerging technologies such as Internet Protocol Television (IPTV) which enable low-cost and globally scalable delivery of multimedia content to end users. IPTV technology enables the transport of high quality multimedia content over public networks, such as the Internet. Because providers can leverage on existing global Internet infrastructure, they gain the opportunity to enter into the lucrative TV, Video-on-Demand, and Pay-per-View segments with very low cost and compete successfully with established players like cable and satellite companies.

Voipswitch will be offering end-to-end IPTV Solution for distribution of IPTV, Video-on-Demand, Audio-on-Demand, Pay-per-View and other services directly to the TV sets of subscribers. The solution will feature robust user authentication, powerful billing and CRM capabilities, and intelligent content management. Utilizing advanced compression codecs, such as MPEG4 for video and MP3 for audio, the solution allows consistent delivery of high quality multimedia content to subscribers even when network bandwidth is limited.

IPTV will be an added feature within the Voipswitch infrastructure.

Virtual PBX

The Voipswitch PBX server due to be launched Q3 2008 will be designed for implementations in mixed VoIP/PSTN and pure VoIP telecom environment. The product will offer both traditional and next generation services, including VoIP PBX, Auto Attendant (IVR), Voicemail, Unified Messaging, Follow-me, Conferencing and more.

In addition to traditional PBX services, the PBX feature will also offer a number of next-generation VoIP PBX features including Voice-to-Email, Fax-to-Email, Distinctive Ring, Selective Call Forward, Selective Call Rejection, Virtual Ring, etc. All such features are available to both IP and PSTN callers. The VoIP PBX server will also supports unified messaging, enabling subscribers to access their voicemails via alternative communication methods. In particular, the VoIP PBX server can be configured to send email notifications of received voicemails or to email voicemail messages as audio attachments to subscribers.

Clients will have the facility to program the server with custom made announcements and/or perform custom call routing. The Follow-me feature allows subscribers to receive calls at multiple numbers that they designate. If a subscriber does not pick up at one location, the VoIP PBX server will ring onto a second or a third number. If the call is not picked up within a certain time period, the call will be transferred it to voicemail. The conferencing functionality enables providers to bridge both PSTN and VoIP callers in a voice conference. The VoIP PBX server supports public and private rooms, conference recording and real-time conference administration via phone or web.

Mobile Dual GSM-WiFI Phone

Looking forward, Voiceserve hopes to launch its new Dual Mobile-IP phone, with the Voipswitch software incorporated within the hand set. The hand piece is a compact smartphone combining quad-band GSM and VoWLAN telephony based on the SIP standard in a single device. The Dual Mode Phone is a compact smart-phone combining quad-band GSM and Voice over WLAN (VoWLAN) telephony based on the SIP standard in a single device. Based on the powerful Windows Mobile operating system, the end user benefits from the convenience of a whole range of applications such as SMS, MMS, Outlook e-mail, Tasks and Calendar management, Internet Explorer Browsing, MSN messaging, Voice Recorder and a number of utilities offered by the Windows environment. When at home, in the office, or under a hotspot coverage, the phone allows to leverage on a Wi-Fi connection, making voice and data services available at a higher speed and at lower cost. The Dual phone is designed and qualified to operate in a multi-vendor, standards-based environment. It also features Voipswitches software enhancements on Quality of Service, manageability and advanced Fixed Mobile Converged services, such as Voice Call Continuity.

Financing & Revenue Sources

Voiceserve is headquartered in London. To support its growth and in recognition of global opportunity, Voiceserve’s revenue stream is from the following:

1)  VOIPSWITCH:- Revenues generated from sales of licenses and their ongoing monthly service charges to  resellers. Resellers range from small to medium VOIP business’s globally offering telephony via the Internet enabling registered users to call overseas at reduced rates, and between users for free. Purchasing the Voipswitch license creates a virtual telecom supplier facility. www.voipswitch.com

2)  VOIP-PROXY- Being interconnected to multiple International telecom carriers, Voip-Proxy has the capacity to offer smaller resellers & Wholesalers International, National and mobile minutes at very keen competitive tariffs. The resellers and whole-sellers interconnect to the network via VOIP, thus enabling them to pre-pay and purchase the minutes to the specified destinations. www.voip-proxy.com

3)  HALOSWIAT:- In Poland end users have the facility logging onto the web site to take advantage of all the various products offered by the company. The range includes VOIP calling, sms call back, roaming sim, and call forwarding as just a sample of Telecom products on offer. www.haloswiat.pl

4)  VPSOffice:  Clients will pay a “one off” download fee. Following the download International minutes will be able to be purchased via the Voip Proxy program.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our registered offices are located at Grosvenor House, 1 High Street, Edgware, Middlesex HA8 7TA.  Voiceserve houses its equipment at the above address. There is a lease agreement between Voiceserve and the Landlord with a rent of $3,015 per quarter. We believe that this space is sufficient and adequate to operate our current business.

ITEM 3. LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTC Bulletin Board system under the symbol “VSRV” since July 24, 2007.  There is a limited trading market for our Common Stock.  The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year.  These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
July 24, 2007 to September 30, 3007	$0.85	$.050
October 1, 2007 to December 31, 2007	$1.00	$0.62
January 1, 2008 to March 31, 2008	$1.10	$0.26
April 1, 2008 to June 30, 2008	$0.60	$0.35

The source of these high and low prices was the OTCBB Bulletin Board.  These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.  The high and low prices listed have been rounded up to the next highest two decimal places.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors,  many of which we have little or no control.  In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of July 11 2008, we have  28,877,935 shares of common stock issued and outstanding.

Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.Holders of common stock do not have cumulative voting rights.

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

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations for the  Year Ended March 31, 2008  Compared to the Year Ended March 31, 2007

We had revenues of $934,482 for the year ended March 31, 2008 compared to $152,465 for the year ended March 31, 2007 . Operating expenses for the year ended March 31, 2008increased to $934,401 from $588,781 for the year ended March 31, 2007 representing an increase of $345,620. The increase is attributable to an increase in sales and hence a general increase in administrative expenses.

Liquidity and Capital Resources

As of March 31, 2008 we had $50,046 in cash. A substantial amount of cash will be required in order to grow operations over the next twelve months. Based upon our current cash we may not be able to meet our current expenses and may need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Consulting agreement

On September 15, 2007, VoiceServe entered into an agreement with an investor relations firm (the “IR Firm”).  The agreement provides for the IR firm to perform certain investor relations, consulting, and advisory services for VoiceServe.  The term of the agreement is one year commencing September 15, 2007 and ending September 14, 2008 and is to automatically renew in subsequent six month increments; after August 15, 2008, either party has the right to terminate the agreement with 30 days notice.  As consideration for their services, VoiceServe is to issue the IR Firm 200,000 shares of VoiceServe common stock (the 200,000 shares were issued in October 2007 and the $110,000 estimated fair value of these shares is being expensed ratably over the one year initial term of the agreement) and pay retainer fees of $6,100 per month to the IR firm. $59,583 (of the total $110,000 stock-based compensation) was expensed in the year ended March 31, 2008 and the remaining $50,417 is included in prepaid expenses at March 31, 2008.

Item 7. FINANCIAL STATEMENTS

VOICESERVE, INC.
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Consolidated Balance Sheets as of March 31, 2008 and
March 31, 2007	F-3

Consolidated Statements of Operations for the years ended
March 31, 2008 and 2007	F-4

Consolidated Statements of Changes in Stockholders’ Equity
(Deficiency) for the years ended March 31, 2008 and 2007	F-5/F-6

Consolidated Statements of Cash Flows for the years ended
March 31, 2008 and 2007	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Voiceserve, Inc.

I have audited the accompanying consolidated balance sheets of Voiceserve, Inc. and subsidiaries (the “Company”) as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voiceserve, Inc. and subsidiaries as of March 31, 2008 and 2007 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
July 11, 2008

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$50,046	$210,451
Accounts receivable, net of allowance
for doubtful accounts of $29,788 and $0, respectively	62,851	1,090
Inventory	-	50,953
Prepaid expenses	165,840	3,248

Total current assets	278,737	265,742

Property and equipment, net of accumulated depreciation
of $68,101 and $59,491, respectively	24,231	29,647
Intangible assets, net of accumulated amortization of
$47,917 and $0, respectively	2,496,874	-

Total assets	$2,799,842	$295,389

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$160,051	$156,562
Accrued expenses payable	77,815	12,831
Deferred software license fees	64,334	-
Loans payable to related parties	44,768	142,675
Due sellers of VoipSwitch Inc.	150,000	-

Total current liabilities	496,968	312,068

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
28,877,935 and 22,173,140 shares, respectively	28,878	22,173
Additional paid-in capital	4,231,445	1,084,918
Deficit	(1,957,700)	(1,122,103)
Accumulated other comprehensive income (loss)	251	(1,667)

Total stockholders' equity (deficiency)	2,302,874	(16,679)

Total liabilities and stockholders' equity (deficiency)	$2,799,842	$295,389

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended March 31,
	2008	2007
Operating revenues:
Revenues from communications air time	$663,339	$119,861
Software license fees	269,911	-
Net sales of communications devices	1,232	33,104

Total operating revenues	934,482	152,965

Cost of operating revenues:
Communications air time	737,673	150,731
Software license fees	74,485	-
Communications devices	24,719	32,777

Total cost of operating revenues	836,877	183,508

Gross profit (loss)	97,605	(30,543)

Operating expenses:
Selling, general and administrative expenses, including
stock-based compensation of $59,583 and
$130,900, respectively	934,401	428,781
Reverse acquisition expenses, including stock-based
compensation of $105,000 in 2007	-	160,000

Total operating expenses	934,401	588,781

Income (loss) from operations	(836,796)	(619,324)

Interest income	1,360	393
Interest expense	(161)	-

Income (loss) before income taxes	(835,597)	(618,931)

Income taxes (benefit)	-	-

Net income (loss)	$(835,597)	$(618,931)

Net income (loss) per share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of shares
outstanding - basic and diluted	23,946,681	20,138,643

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders'
	$.001 par value		Paid-In		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balances,
March 31, 2006	20,000,000	$20,000	$331,348	$(503,172)	$30,766	$(121,058)

Sale of shares
in private placements,
less $4,856 private
placement costs	1,387,140	1,387	479,256	-	-	480,643

Issuance of shares
for reverse acqui-
sition services	300,000	300	104,700	-	-	105,000

Issuance of shares
for business
advisory services	374,000	374	130,526	-	-	130,900

Conversion of
loans payable
to related party
to common stock	112,000	112	39,088	-	-	39,200

Foreign currency
translation
adjustment	-	-	-	-	(32,433)	(32,433)

Net income (loss)	-	-	-	(618,931)	-	(618,931)

Balances,
March 31, 2007	22,173,140	22,173	1,084,918	(1,122,103)	(1,667)	(16,679)

Sale of shares in
private placements,
less $9,477 private
placement costs	2,803,195	2,803	1,239,720	-	-	1,242,523

Settlement with
consultant	(50,000)	(50)	50	-	-	-

Shares issued pursuant
to consulting
agreement	200,000	200	109,800	-	-	110,000

Shares issued pursuant
to Investment
Agreement	1,600	2	707	-	-	709

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders'
	$.001 par value		Paid-In		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Shares issued pursuant
to acquisition of
VoipSwitch Inc.	3,750,000	3,750	1,796,250	-	-	1,800,000

Foreign currency
translation
adjustment	-	-	-	-	1,918	1,918

Net income (loss)	-	-	-	(835,597)	-	(835,597)

Balances,
March 31, 2008	28,877,935	$28,878	$4,231,445	$(1,957,700)	$251	$2,302,874

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(835,597)	$(618,931)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	8,175	9,425
Amortization	47,917	-
Stock-based compensation	59,583	235,900
Changes in operating assets and liabilities:
Accounts receivable, net	(61,761)	(156)
Inventory	50,953	(22,279)
Prepaid expenses	(112,175)	37,676
Accounts payable	490	(33,604)
Accrued expenses payable	64,984	(29,177)
Deferred software license fees	15,860	-

Net cash provided by (used in) operating activities	(761,571)	(421,146)

Cash flows from investing activities:
Purchases of property and equipment	(2,396)	(4,156)
Acquisition of VoipSwitch Inc.	(543,318)	-

Net cash provided by (used in) investing activities	(545,714)	(4,156)

Cash flows from financing activities:
Proceeds from sales of common stock	1,243,232	480,643
Increase (decrease) in loans payable to related parties	(97,907)	181,875

Net cash provided by (used in) financing activities	1,145,325	662,518

Effect of exchange rate changes on cash and cash equivalents	1,555	(32,433)

Increase (decrease) in cash and cash equivalents	(160,405)	204,783

Cash and cash equivalents, beginning of period	210,451	5,668

Cash and cash equivalents, end of period	$50,046	$210,451

Supplemental disclosures of cash flow information:

Interest paid	$161	$-

Income taxes paid	$-	$-

Non-cash financing activities:
Conversion of loans payable to related party
to common stock	$-	$39,200

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

VoiceServe, Inc. (“VoiceServe”) was incorporated in the State of Delaware on December 9, 2005 under the name 4306, Inc.  On February 20, 2007, VoiceServe acquired 100% of the issued and outstanding stock of VoiceServe Limited (“Limited”), a corporation incorporated in the United Kingdom on March 21, 2002, in exchange for 20,000,000 shares of VoiceServe common stock (representing 100% of the issued and outstanding shares of VoiceServe after the exchange).  From October 1, 2006 to February 20, 2007, Limited owned 100% of the issued and outstanding shares of VoiceServe.  Accordingly, this acquisition was treated as a combination of entities under common control and was accounted for in a manner similar to pooling of interests accounting.  The consolidated financial statements include the operations of VoiceServe from October 1, 2006 and the operations of Limited from its inception on March 21, 2002.

On January 15, 2008, VoiceServe acquired 100% of the issued and outstanding stock of VoipSwitch Inc. (“VoipSwitch”), a corporation incorporated in the Republic of Seychelles on May 9, 2005 (see Note 3).  VoipSwitch licenses software systems (online telephony management applications) to customers online.  Generally, the license of a system includes remote installation and initial configuration of the main system, training relating to the use of the system and modules, and 1 year technical support (commencing June 2008, six months technical support).

VoiceServe has had no operations; VoiceServe is a holding company for its wholly owned subsidiaries Limited (since February 20, 2007) and VoipSwitch (since January 15, 2008).

Limited is engaged in the telephone communications business from its London, United Kingdom office.  Limited offers customers through its software voice calls over the internet.  The software allows computer users to access the Company’s exchange via the internet and through the exchange connect with numerous sources of telephone communications at discounted rates.  Since January 15, 2008, Limited has also licensed VoipSwitch software systems.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Principles of Consolidation

The consolidated financial statements include the accounts of VoiceServe and its wholly owned subsidiaries Limited and VoipSwitch (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

(b)    Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of March 31, 2008, the Company had negative working capital of $218,231.  Further, since inception, the Company has incurred losses of $1,957,700.  These factors create uncertainty as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock.  Also, the Company plans to pursue new customers and certain acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(d)    Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses payable, loans payable to related parties, and due sellers of VoipSwitch Inc..  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments.

(e)    Foreign Currency Translation

The functional currency of VoiceServe is the United States dollar.  The functional currency of Limited is the United Kingdom pound sterling (“£”).  The functional currency of VoipSwitch is the United States dollar.  The reporting currency of the Company is the United States dollar.  Limited’s assets and liabilities are translated into United States dollars at the period-end exchange rates ($1.985884 and $1.968291 at March 31, 2008 and March 31, 2007, respectively).  Limited’s revenue and expenses are translated at weighted average exchange rates ($2.009897 and $1.877149 for the years ended March 31, 2008 and March 31, 2007, respectively).  Translation adjustments are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheet.

(f)    Cash and Cash Equivalents

The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(g)    Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market, with due consideration given to obsolescence and to slow moving items.

(h)    Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation.  Depreciation is calculated using an accelerated declining balance method over the estimated useful lives of the respective assets.

(i)     Intangible Assets

Intangible assets, net are stated at their estimated fair values at date of acquisition less accumulated amortization.  Amortization is calculated using the straight-line method over the estimated economic lives of the respective assets.

(j)     Goodwill and Intangible Assets with Indefinite Lives

The Company does not amortize goodwill and intangible assets with indefinite useful lives, but instead tests for impairment at least annually.  When conducting the annual impairment test for goodwill, the Company compares the estimated fair value of a reporting unit containing goodwill to its carrying value.  If the estimated fair value of the reporting unit is determined to be less than its carrying value, goodwill is reduced and an impairment loss is recorded.

(k)    Long-lived Assets

The Company reviews long-lived assets held and used, intangible assets with finite useful lives and assets held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an evaluation of  recoverability was required, the estimated undiscounted future cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down was required.  If the undiscounted cash flows are less than the carrying amount, an impairment  loss is recorded to the extent that the carrying amount exceeds the fair value.

(l)    Revenue Recognition

Revenues from communications air time are recorded when the customer uses the air time.  Substantially all revenues from communications air time are prepaid by the customer by credit card.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Revenues from licenses of software are recognized upon delivery of the software when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable.  The portion of the fee allocated to postcontract customer support and services is recognized ratably over the period of the agreed support and services.

Sales of communications devices are recorded when title passes to the customer which is generally at time of shipment to the customer.  Substantially all sales are prepaid by the customer by credit card.

(m)    Advertising

Advertising costs are expensed as incurred and amounted to $31,960 and $2,517 for the years ended March 31, 2008 and 2007, respectively.

(n)    Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS Nos. 123 and 123(R), “Accounting for Stock-Based Compensation”.  No stock options have been granted and none are outstanding.

(o)    Income Taxes

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

(p)    Net Income (Loss) per Share

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 3 – ACQUISITION OF VOIPSWITCH INC.

On January 15, 2008, VoiceServe closed an Acquisition Agreement with VoipSwitch Inc. (“VoipSwitch”) whereby VoiceServe acquired all VoipSwitch issued and outstanding ordinary shares as well as all of VoipSwitch’s assets, including customer orders and intangible assets, for total consideration of $3,000,000 ($450,000 cash, $150,000 notes payable due on demand, $600,000 notes payable in total monthly installments of $50,000 per month for 12 months, and 3,750,000 shares of VoiceServe common stock valued at $0.48 per share or $1,800,000).

Payment of the monthly installments of the $600,000 notes payable is contingent upon and limited each month to the future monthly net income of VoipSwitch.  Accordingly, pursuant to SFAS No. 141, this $600,000 “contingent consideration” portion of the $3,000,000 total purchase price was not included in the initial recorded cost of the acquisition or the recorded notes payable.  If and when the contingency is resolved and payments of the $600,000 notes payable are made, such paid amounts will be added to goodwill.

The estimated fair values of the identifiable net assets of VoipSwitch at January 15, 2008 (date of acquisition) consisted of:

Cash and cash equivalents	$6,682
Developed software (for licensing to customers)	2,000,000
In-place contracts and customer list	100,000
Trade name	100,000
Accounts payable and accrued expenses	(2,999)
Deferred software license fees	(48,474)

Identifiable net assets	$2,155,209

Goodwill of $244,791 (excess of the $2,400,000 consideration, excluding the $600,000 contingent consideration, over the $2,155,209 identifiable net assets) was recorded at the acquisition date January 15, 2008.  In February and March 2008, $100,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.

The operating results of VoipSwitch have been included in the accompanying consolidated statements of operations from January 15, 2008 (date of acquisition).  Had the acquisition occurred April 1, 2006, pro forma operating revenues, net income (loss) and diluted net income (loss) per share would be $1,319,756, $(868,368), and $(0.03), respectively, for the year ended March 31, 2008 and $656,702, $(641,003), and $(0.03), respectively, for the year ended March 31, 2007.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net, at March 31, 2008 consisted of:

Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000
In-place contracts and customer list	100,000
Trade name	100,000
Goodwill	344,791

Total	2,544,791

Accumulated amortization	(47,917)

Intangible assets, net	$2,496,874

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the year ended March 31, 2008, amortization of intangible assets expense was $47,917.  $41,667 was included in cost of software license fees and $6,250 was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of March 31, 2008 follows:

Year ended March 31,	Amount
2009	$215,000
2010	215,000
2011	215,000
2012	215,000
2013	215,000
Thereafter	1,077,083

Total	$2,152,083

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5 – DEFERRED SOFTWARE LICENSE FEES

As described in Note 1, the licenses of the VoipSwitch systems generally include certain postcontract customer support (“PCS”).  In accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, “Software Revenue Recognition”, the Company allocates a portion of the license fees to PCS based on the vendor-specific objective evidence of fair value (generally $800 for 1 year technical support) of the PCS and recognizes the PCS revenues ratably over the period of the agreed PCS.

Deferred software license fees (attributable to PCS) for the year ended March 31, 2008 were accounted for as follows:

Year Ended
March 31, 2008
Balance, January 15, 2008 (date of
acquisition of VoipSwitch)	$48,474
Additions	40,000
Recognized as revenue	(24,140)

Balance, end of period	$64,334

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	March 31,
	2008	2007
Due chief financial officer	$99	$98,512
Due chairman of the board of directors	25,405	25,131
Due chief operational officer	19,264	19,032

Total	$44,768	$142,675

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 7 – STOCKHOLDERS’ EQUITY

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

In the six months ended September 30, 2007, VoiceServe sold a total of 1,154,285 shares of its common stock to 9 investors at a price of $0.35 per share, or for total consideration of $404,000.

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

In October 2007 (see note 11), VoiceServe issued 200,000 shares of its common stock (valued at $110,000) to an investor relations firm pursuant to a consulting agreement.

In the three months ended March 31, 2008, VoiceServe sold a total of 1,150,000 shares of its common stock to 6 investors at prices ranging from $0.40 to $0.50 per share for total consideration of $570,000.

On January 15, 2008 (see Note 3), VoiceServe issued 3,750,000 shares of its common stock (valued at $1,800,000) pursuant to its acquisition of VoipSwitch.

At March 31, 2008, the Company had no stock options or other convertible securities  outstanding.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 – INCOME TAXES

No provisions for income taxes were recorded in years ended March 31, 2008 and 2007 since the Company incurred losses in those years.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of March 31, 2008 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2008.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 9 – SEGMENT INFORMATION

The Company operates in one business segment: telephone communications.

Operating revenues by customer geographic area follow:

	Year Ended March 31,
	2008	2007

Asia	$437,884	$16,530
North America	236,527	21,216
Europe	199,998	91,759
Other	60,073	23,460

Total	$934,482	$152,965

In the year ended March 31, 2007, one European customer accounted for 36% of total operating revenues and one African customer accounted for 11% of total operating revenues.

In the year ended March 31, 2008, one Asian customer accounted for 17% of total operating revenues, another Asian customer accounted for 11% of total operating revenues, and one North American customer accounted for 11% of total operating revenues.

NOTE 10 – RELATED PARTY TRANSACTIONS

For the years ended March 31, 2008 and 2007, consulting fees paid to officers, directors, and their affiliates totaled $310,635 and $107,951, respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Consulting agreement

On September 15, 2007, VoiceServe entered into an agreement with an investor relations firm (the “IR Firm”).  The agreement provides for the IR firm to perform certain investor relations, consulting, and advisory services for VoiceServe.  The term of the agreement is one year commencing September 15, 2007 and ending September 14, 2008 and is to automatically renew in subsequent six month increments; after August 15, 2008, either party has the right to terminate the agreement with 30 days notice.  As consideration for their services, VoiceServe is to issue the IR Firm 200,000 shares of VoiceServe common stock (the 200,000 shares were issued in October 2007 and the $110,000 estimated fair value of these shares is being expensed ratably over the one year initial term of the agreement) and pay retainer fees of $6,100 per month to the IR firm. $59,583 (of the total $110,000 stock-based compensation) was expensed in the year ended March 31, 2008 and the remaining $50,417 is included in prepaid expenses at March 31, 2008.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Service agreements

In connection with the acquisition of VoipSwitch, VoiceServe entered into service agreements with the three sellers.  The agreements have a three year term (to January 15, 2011) and provide for monthly compensation of $6,000 for each of the three individuals, or $18,000 per month total.

Rental agreements

Limited presently uses the office of its secretary at no cost under a month to month verbal agreement.  Limited also rents storage space at monthly rentals of £500 (or $1,005 translated at the March 31, 2008 exchange rate).  For the years ended March 31, 2008 and 2007, rent expense was $16,063 and $18,000, respectively.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our significant accounting policies are summarized in Note 2 of our financial statements included in our March 31, 2008.

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

Item 8A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of  March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our executive officer’s and director’s and their respective age’s as of July 11, 2008 are as follows:

Aron Sandler	38	Chief Financial Officer and Director
Michael Bibelman	38	Chief Executive Officer and Director
Alexander Ellinson	43	Chairman of the Board of Directors & President
Mike Ottie	40	Chief Operational Officer and Director
Krzysztof Oglaza	33	Chief Technical Officer and Director
Michal Kozlowski	32	Chief Development Officer
Lukasz Nowak	30	Chief Integration Officer

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

MR. ARON SANDLER, CHIEF FINANCIAL OFFICER AND DIRECTOR.  Joined Voiceserve Limited in September 2005, investing funds to complete the development of Voiceserve’s products. Mr. Sandler a well known entrepreneur from the North East of England amassed his wealth having developed a very large real estate portfolio in the United Kingdom. His experience in real estate encompasses the development of both residential and commercial properties.  Following Voiceserve Limited's successful launch of its complete range of products Mr. Sandler has taken an active role in the Company.

MR. MICHAEL BIBELMAN, CHIEF EXECUTIVE OFFICER AND DIRECTOR.. Co-founder of Voiceserve Limited has been involved in telecommunications since 1994. Having completed his studies in the summer of 1994, Mr. Bibelman acquired his marketing telecommunication skills after becoming an independent reseller for Calling Card companies. Mr. Bibelman achieved contracts with major Belgium and United Kingdom calling card distributors. In 1996 he joined Ambro International bringing with his amassed calling card experience and introduced the United Kingdom and Scotland telecommunications market with the famous “Big Talk” calling card.  In March 2002 Mr. Bibelman co-founded Voiceserve Limited with the goal of developing VOIP technology and offering a complete solution to end users.

MR. ALEXANDER ELLINSON, CHAIRMAN OF THE BOARD OF DIRECTORS & PRESIDENT. Co- founder of Voiceserve Limited has been involved in telecommunications since 1994. Having completed his studies in the summer of 1989, Mr. Ellinson became the senior Manager at Le Galerie Versailles Antique Auctioneers in Belgium. Mr. Ellinson's corporate telecommunication experience was gained after he became an Independent Marketing agent for a European Telecom provider. He achieved major contracts with blue chip companies in both Holland and Germany. In 1996 Mr. Ellinson relocated from Europe to the United Kingdom where he became involved with the corporate infrastructure of Ambro International. In March 2002 Mr. Ellinson co-founded Voiceserve Limited with the goal of developing VOIP technology and offering a complete solution to end users.

MR. MIKE OTTIE, CHIEF OPERATIONAL OFFICER AND DIRECTOR. Co-founding director of Voiceserve Limited has been involved in the telecommunications since August 1997. Having completed an accounting degree in July 1992, Mr. Ottie proceeded to acquire knowledge in computer and electronic systems. In August 1997 Mr. Ottie was appointed senior computer and switching engineer for Econophone UK. During September 2000 he became Chief Switching and Billing Manager for Ambro International, a United Kingdom telecom company which offered reduced rates to business and residential users. In March 2002 Mr. Ottie became the co-founder of Voiceserve Limited, with the goal of developing VOIP technology and offering a complete solution to end users.

MR. KRZYSZTOF OGLAZA, CHIEF TECHNICAL OFFICER. Co-founding director of Voipswitch Inc. Having completed his Engineering degree in Information Technology at the Politeck School of Opole in Poland, Mr Oglaza continued to secure a Masters in Technology in the college of Wroclaw Poland in 2000. During his studies for his masters he became a partner in Intermic S.C. a local internet provider. In 2002 Intermik was incorporated by Netia Holding the largest Polish Private Telecom company. Thereafter Voipswitch was founded.

MR. MICHAL KOZLOWSKI, CHIEF DEVELOPMENT OFFICER, Co-founding director of Voipswitch Inc. Having completed his Engineering degree in Information Technology at the Politeck School of Opole in Poland, Mr Kozlowski continued to secure a Masters in Technology in the college of Wroclaw Poland in 2000. During his studies for his masters he became a partner in Intermic S.C. a local internet provider. In 2002 Intermik was incorporated by Netia Holding the largest Polish Private Telecom company. Thereafter Voipswitch was founded.

MR. LUKASZ NOWAK, CHIEF INTERGRATION OFFICER, Co-founding director of Voipswitch Inc. Having completed to secure a Masters in Technology in the college of Wroclaw Poland in 2001, Mr. Nowak became a partner of Voipswitch in 2002.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended March 31, 2008.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended March 31, 2008 and 2007 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning annual and long-term compensation of our subsidiary, Voiceserve Limited, for their fiscal years ended March 31, 2008 and March 31, 2007, for their executive officers.

Annual Compensation
Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Aron Sandler, Chief Financial Officer	2008	$0	0	0	0	0	0	0	0
	2007	$0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Michael Bibelman, Chief Executive Officer	2008	0	0	0	0	0	0	0	0
	2007	$0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	14,865(1)	14,865

Alexander Ellinson, Chairman of the Board & President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	31,583	31,583
	2006	0	0	0	0	0	0	70	0

Mike Ottie, Chief Operational Officer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	20,070	20,070
	2006	0	0	0	0	0	0	43,291(1)	43,291

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

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on July 11, 2008, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group:

Name and Address	Number of Common Shares Beneficially Owned(2)	Percent of Class
Aron Sandler (1)	5,000,000	17.31%
Alexander Ellison (1)	3,375,000	11.69%
Michael Bibelman (1)	3,375,000	11.69%
Mike Ottie (1)	4,500,000	15.58%
Daphne Arnstein (3)	1,068,750	3.70%
Rachel Weissbart (4)	1,111,815	3.85%
Ansgar Felber	1,499,000	5.19%
All directors and executive officers as a group (4 in number)	19,929,565	69.01%

(1)          The person listed is an officer and/or director of the Company.
(2)          Based on 28,877,935 shares of common stock issued and outstanding as of July 11, 2008.
(3)          Wife of Alexander Ellinson.
(4)          Wife of Michael Bibelman.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 29, 2007, VoiceServe reached a settlement agreement with a consultant who rendered services relating to the reverse acquisition.  Pursuant to the settlement, 50,000 (of the 300,000 shares issued to this consultant in February 2007) shares of common stock were returned to VoiceServe and cancelled.

ITEM 13.  EXHIBITS

3.1.1	Articles of Incorporation	Incorporated by reference to Form SB-2 filed on July 12, 2007 (File No. 333-142639)

3.2	Bylaws	Incorporated by reference to Form SB-2 filed on July 12, 2007 (File No. 333-142639)

10.1	Investment Agreement dated August 20, 2007 and between the Company and Dutchess Private Equities Fund, Ltd	Incorporated by reference to Form 8-K filed on August 21, 2007 (File No. 000-51882)

10.2	Registration Rights Agreement dated August 20, 2007 by and between the Company and Dutchess Private Equities Fund, Ltd.	Incorporated by reference to Form 8-K filed on August 21, 2007 (File No. 000-51882)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

31.2	Certification of Chief Financial Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal years ended March 31, 2008 and March 31, 2007, we were billed approximately $37,000 and $23,000 for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended March 31, 2008 and 2007 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended March 31, 2008 and 2007, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended March 31, 2008 and 2007.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, the Audit Committee has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Audit Committee pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Audit Committee. The Audit Committee monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which historically have been provided to us by the independent registered public accounting firm and are consistent with the SEC’s rules on auditor independence. The Audit Committee pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Audit Committee.

Tax Services. The Audit Committee pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Audit Committee must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Audit Committee pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Audit Committee and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Audit Committee. If there is any question as to whether a proposed service fits within a pre-approved service, the Audit Committee chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Audit Committee, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Audit Committee (or its Chair or any of its other members pursuant to delegated authority) for approval.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Voiceserve, Inc.
By:	/s/ Michael Bibelman
Chief Executive Officer

Dated:  July 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Bibelman	Chief Executive Officer	July 14, 2008
Michael Bibelman