Form 10KSB/A
period 2008-03-31
VOICESERVE INC
filed 2008-07-22
CIK 1353505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB
(Amendment No. 1 )

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

44 208 136 6000
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

Transitional Small Business Disclosure Format:  Yes ☐     No ☒

TABLE OF CONTENTS

PART I
ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 2.	DESCRIPTION OF PROPERTY	7
ITEM 3.	LEGAL PROCEEDINGS	7
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	7
PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	8
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	8
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES	9
ITEM 8A.	CONTROLS AND PROCEDURES	9
ITEM 8A (T)	MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

PART III
ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	10
ITEM 10.	EXECUTIVE COMPENSATION	11
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	12
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	12
PART IV
ITEM 13.	EXHIBITS LIST AND REPORTS ON FORM 8-K	13
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	13
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

Both licensed versions have the capacity to implement the following:

•	PC to Phone services (g723.1 softphone included )
•	Device to phone services
•	DID mapping
•	Wholesale termination
•	Customers billing
•	Web interface for end users
•	Web interface for administrator

Beyond the main package, there are additional modules which extend the Voipswitch’s features dramatically . The costs of the extras are listed below:

·	Callback odule - SMS, ANI, PIN, DID, WEB	$1500
•	IP IVR (Calling cards) module	$1500
·	Resellers module	$1000
·	Call Shop module	$700
·	Online Shop module	$1000
·	VoipTunnel module	$350
·	Custom-made Softphone / Webphone	$300
·	Web Portal	$1000

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

Item 8A (T).     Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispostions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of March 31, 2008, which was the end of our fiscal year.  Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process, documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation pursuant to temporary rules of the Securities and Exchange Commission.

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

Annual Compensation
Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Aron Sandler, Chief Financial Officer	2008	$0	0	0	0	0	0	41,767	41,767
	2007	$0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Michael Bibelman, Chief Executive Officer	2008	0	0	0	0	0	0	145,835	145,835
	2007	$0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	14,865	14,865

Alexander Ellinson, Chairman of the Board & President	2008	0	0	0	0	0	0	107,728	107,728
	2007	0	0	0	0	0	0	66,006	66,006
	2006	0	0	0	0	0	0	70	0

Mike Ottie, Chief Operational Officer	2008	0	0	0	0	0	0	15,305	15,305
	2007	0	0	0	0	0	0	41,945	41,945
	2006	0	0	0	0	0	0	43,291	43,291

(1) Each of these individuals and their affiliates were paid consulting fees for services rendered to Voiceserve Limited.

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

The following table sets forth information regarding the number of shares of Common Stock beneficially owned on July 11, 2008, by each person who is known by the Company to beneficially own 5% or more of the Company’s Common Stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group:

Name and Address	Number of Common Shares Beneficially Owned(2)	Percent of Class
Aron Sandler (1)	5,000,000	17.31%
Alexander Ellison (1)	3,375,000	11.69%
Michael Bibelman (1)	3,375,000	11.69%
Mike Ottie (1)	4,500,000	15.58%
Daphne Arnstein (3)	1,068,750	3.70%
Rachel Weissbart (4)	1,111,815	3.85%
Ansgar Felber	1,499,000	5.19%
All directors and executive officers as a group (4 in number)	16,250,000	56.27%

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

Dated:  July 22 , 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Bibelman	Chief Executive Officer	July 22 , 2008
Michael Bibelman