Form 10-Q
period 2008-06-30
VOICESERVE INC
filed 2008-08-19
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51882
______________

VOICESERVE, INC.
(Exact name of small business issuer as specified in its charter)
______________

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Grosvenor House, 1 High Street, Middlesex England	HA8 7TA
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 19, 2008: 28,877,935 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4T. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

 PART I – FINANCIAL INFORMATION

VOICESERVE, INC.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2008	2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$83,567	$50,046
Accounts receivable, net of allowance
for doubtful accounts of $0 and $29,788, respectively	19,125	62,851
Prepaid expenses	32,137	165,840

Total current assets	134,829	278,737

Property and equipment, net of accumulated depreciation
of $69,774 and $68,101, respectively	22,769	24,231
Intangible assets, net of accumulated amortization of
$105,417 and $47,917, respectively	2,439,374	2,496,874

Total assets	$2,596,972	$2,799,842

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$163,835	$160,051
Accrued expenses payable	78,092	77,815
Deferred software license fees	53,374	64,334
Loans payable to related parties	44,870	44,768
Due sellers of VoipSwitch Inc.	150,000	150,000

Total current liabilities	490,171	496,968

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
28,902,935 and 28,877,935 shares, respectively	28,903	28,878
Additional paid-in capital	4,241,265	4,231,445
Deficit	(2,160,647)	(1,957,700)
Accumulated other comprehensive income (loss)	(2,720)	251

Total stockholders' equity (deficiency)	2,106,801	2,302,874

Total liabilities and stockholders' equity (deficiency)	$2,596,972	$2,799,842

See notes to consolidated financial statements.

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Operating revenues:
Revenues from communications air time	$271,113	$76,841
Software license fees	198,205	-
Net sales of communications devices	-	191

Total operating revenues	469,318	77,032

Cost of operating revenues:
Communications air time	264,300	86,592
Software license fees	161,228	-
Communications devices	-	292

Total cost of operating revenues	425,528	86,884

Gross profit (loss)	43,790	(9,852)

Operating expenses:
Selling, general and administrative expenses	246,604	46,795

Total operating expenses	246,604	46,795

Income (loss) from operations	(202,814)	(56,647)

Interest income	136	87
Interest expense	(269)	(503)

Income (loss) before income taxes	(202,947)	(57,063)

Income taxes (benefit)	-	-

Net income (loss)	$(202,947)	$(57,063)

Net income (loss) per share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	28,890,435	22,601,712

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
Three Months Ended June 30, 2008
(Unaudited)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders'
	$.001 par value		Paid-In		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balances,
March 31, 2008	28,877,935	$28,878	$4,231,445	$(1,957,700)	$251	$2,302,874

Sale of shares in
private placement	25,000	25	9,820	-	-	9,845

Foreign currency
translation adjustment	-	-	-	-	(2,971)	(2,971)

Net income (loss)	-	-	-	(202,947)	-	(202,947)

Balances, June 30, 2008	28,902,935	$28,903	$4,241,265	$(2,160,647)	$(2,720)	$2,106,801

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(202,947)	$(57,063)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	1,514	7,490
Amortization	57,500	-
Changes in operating assets and liabilities:
Accounts receivable, net	43,726	12
Inventory	-	(736)
Prepaid expenses	133,703	(298)
Accounts payable	3,784	(117,762)
Accrued expenses payable	277	(11,854)
Deferred software license fees	10,960	-

Net cash provided by (used in) operating activities	48,517	(180,211)

Cash flows from investing activities:
Purchases of property and equipment	-	-

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from sales of common stock	9,845	300,000
Increase (decrease) in loans payable to related parties	102	(87,512)

Net cash provided by (used in) financing activities	9,947	212,488

Effect of exchange rate changes on cash and cash equivalents	(24,943)	(14,819)

Increase (decrease) in cash and cash equivalents	33,521	17,458

Cash and cash equivalents, beginning of period	50,046	210,451

Cash and cash equivalents, end of period	$83,567	$227,909

Supplemental disclosures of cash flow information:

Interest paid	$269	$503

Income taxes paid	$-	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2008 and for the three months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

recurring adjustments, necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows for the three months ended June 30, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2009.  The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2008 as included in our report on Form 10-KSB.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

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

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of:

	June 30,	March 31,
	2008	2008
Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	344,791	344,791

Total	2,544,791	2,544,791

Accumulated amortization	(105,417)	(47,917)

Intangible assets, net	$2,439,374	2,496,874

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the three months ended June 30, 2008, amortization of intangible assets expense was $57,500.  $50,000 was included in cost of software license fees and $7,500 was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of June 30, 2008 follows:

Year ended March 31,	Amount
2009	$157,500
2010	215,000
2011	215,000
2012	215,000
2013	215,000
Thereafter	1,077,083

Total	$2,094,583

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	June 30, 2008	March 31, 2008
Due chief financial officer	$99	$99
Due chairman of the board of directors	25,463	25,405
Due chief operational officer	19,308	19,264

Total	$44,870	$44,768

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

In the three months ended June 30, 2008, VoiceServe sold 25,000 shares of its common stock to an investor at a price of $0.40 per share for net consideration of $9,674.

At June 30, 2008, the Company had no stock options or other convertible securities outstanding.

NOTE 7 – INCOME TAXES

No provisions for income taxes were recorded in the three months ended June 30, 2008 and 2007 since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of June 30, 2008 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2008.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2008 and 2007, consulting fees paid to officers, directors, and their affiliates totaled $88,910and $20,188, respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

NOTE 9 –COMMITMENTS AND CONTINGENCIES

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)

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

Consulting agreement

On September 15, 2007, VoiceServe entered into an agreement with an investor relations firm (the “IR Firm”).  The agreement provides for the IR firm to perform certain investor relations, consulting, and advisory services for VoiceServe.  The term of the agreement is one year commencing September 15, 2007 and ending September 14, 2008 and is to automatically renew in subsequent six month increments; after August 15, 2008, either party has the right to terminate the agreement with 30 days notice.  As consideration for their services, VoiceServe is to issue the IR Firm 200,000 shares of VoiceServe common stock (the 200,000 shares were issued in October 2007 and the $110,000 estimated fair value of these shares is being expensed ratably over the one year initial term of the agreement) and pay retainer fees of $6,100 per month (amended April 2008 to $2,500 per month) to the IR firm.

Service agreements

In connection with the acquisition of VoipSwitch, VoiceServe entered into service agreements with the three sellers.  The agreements have a three year term (to January 15, 2011) and provide for monthly compensation of $6,000 for each of the three individuals, or $18,000 per month total.

Rental agreements

Limited presently uses the office of its secretary at no cost under a month to month verbal agreement.  Limited also rents storage space at monthly rentals of £500 (or $995 translated at the March 31, 2008 exchange rate).  For the three months ended June 30, 2008 and 2007, rent expense was $3,692 and $2,785, respectively.

Item 2.      Management’s Discussion and Analysis or Plan of Operation

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

The company was founded December 9, 2005 by Michael Raleigh. On February 20, 2007, pursuant to a share exchange agreement, Voiceserve Limited, a United Kingdom Corporation founded in 2002, became our wholly owned subsidiary. Pursuant to this Agreement, the company changed its name to Voiceserve Inc.

Voiceserve Limited is a global telecommunications company. Following the merger, Voiceserve Inc. adopted Voiceserve Limited’s business plan, and will be conducting business as a global telecommunications company. The original name of the company was changed to Voiceserve, Inc., to reflect the new business plan. Voiceserve, Inc. (formerly known as 4306, Inc.) was incorporated on December 9, 2005, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Prior to February 20, 2007, the company had been in the developmental stage since inception and had no operations to date other than issuing shares to our original shareholder. On February 20, 2007, pursuant to a Stock Purchase Agreement and Share Exchange between Voiceserve Limited, a United Kingdom corporation, Voiceserve Inc. obtained all of the issued and outstanding shares of Voiceserve Limited. Pursuant to the Agreement, Voiceserve Limited became the wholly owned subsidiary.

On January 15th 2008, VSRV acquired Poland-based VoipSwitch Inc. for a combination of cash and stock totaling $3 million. Voiceserve will be registered as the beneficial owner of the entire issued share capital of VoipSwitch. Completion took place through three channels of payments, $1.2 Million cash, $600,000 of which was paid immediately the remaining $600,000 will be in the form of cash over the first 12 months of the takeover. The balance of the Consideration Price, being U.S. $1,800,000, was paid through the issuance to the directors of Voipswitch in the form of restricted shares of Voiceserve’s common stock (“Consideration Shares”) at a price per share of U.S. $0.48.

VoipSwitch Inc. develops and implements various types of software that facilitate the deployment of VOIP services globally, and to-date has successfully implemented over 800 VoipSwitch systems around the world. The acquisition is contributing immediately to revenues. VoipSwitch is a complete IP telephony offering a variety of services including wholesale voip termination, device to phone technology, pc to phone/web to phone features, calling cards, SMS/ANI/PIN/DID/WEB callback, DIDs' mapping, call shops and more. Unlike competitive systems composed of many different parts, the Voipswitch platform is fully integrated in one application what makes it exceptionally easy to manage. All elements that are necessary for successful voip implementation are already built in. All the features are integrated in one multiple server based application

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

a) Maintain sales of approximately 20 Voipswitch solutions monthly with an average of 10% monthly increase,
b) Launch IPTV by the latter quarter of 2008,
c) Launch Mobile GSM-WIFI Phone the latter quarter of 2008,
d) Launch Voipswitch “Office” during the cause of the third quarter,
e) Increase Voip Proxy volumes at a monthly rate of 15%,
f) Establish Haloswiat in Poland.

Voiceserve plans on establishing distribution networks in Brazil and the USA in the very near future. Voiceserve’s mission is to be the leader in introducing complete “Softswitch” solutions at very competitive prices to the growing global markets. Through close customer contact and excellent relationships, we will meet the needs of our customers wherever we can. Voiceserve will secure sufficient profits from free cash flow from operations, to sustain its stability and finance future growth. We will add value to our community by maintaining a friendly, familial work environment.

Results of Operations for the Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

We had revenues of $469,318 for the three months ended June 30, 2008 and $77,032 for the three months ended June 30, 2007. Operating expenses for the three months ended June 30, 2008 increased to $246,604 from $46,795 for the three months ended June 30, 2007 representing an increase of $33,521. The increase is attributable to an increase in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2008 we had $134,829 in cash. A substantial amount of cash will be required in order to grow operations over the next twelve months. Based upon our current cash we may not be able to meet our current expenses and may need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Critical Accounting Pronouncements

Our significant accounting policies are summarized in Note 2 of our financial statements included in our report on Form 10-KSB.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2008, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information.

None.

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

VOICESERVE, INC.

By:	/s/ Michael Bibelman
Michael Bibelman Chief Executive Officer

Dated:	August 19, 2008

By:	/s/ Aron Sandler
Aron Sandler Chief Financial Officer (Principal Accounting Officer)

Dated:	August 19, 2008