Form 10-Q
period 2008-09-30
VOICESERVE INC
filed 2008-11-14
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

44 208 136 6000
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐       Non-Accelerated Filer☐       Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 14, 2008: 28,877,935 shares of common stock.

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

SIGNATURES

 PART I – FINANCIAL INFORMATION

VOICESERVE, INC.
Index to Financial Statements

Page
Financial Statements:

Consolidated Balance Sheets as of September 30, 2008 (Unaudited)	F-2
and March 31, 2008

Consolidated Statements of Operations for the three and six months	F-3
ended September 30, 2008 and 2007 (Unaudited)

Consolidated Statement of Changes in Stockholders’ Equity
(Deficiency) for the six months ended September 30, 2008	F-4
(Unaudited)

Consolidated Statements of Cash Flows for the six months ended
September 30, 2008 and 2007 (Unaudited)	F-5

Notes to Consolidated Financial Statements (Unaudited)	F-6

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
	2008	2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$17,045	$50,046
Accounts receivable, net of allowance
for doubtful accounts of $0 and $29,788, respectively	9,526	62,851
Prepaid expenses	9,583	165,840

Total current assets	36,154	278,737

Property and equipment, net of accumulated depreciation
of $63,761 and $68,101, respectively	19,006	24,231
Intangible assets, net of accumulated amortization of
$162,917 and $47,917, respectively	2,480,874	2,496,874

Total assets	$2,536,034	$2,799,842

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$185,333	$160,051
Accrued expenses payable	45,390	77,815
Deferred software license fees	63,029	64,334
Loans payable to related parties	40,130	44,768
Due sellers of VoipSwitch Inc.	150,000	150,000

Total current liabilities	483,882	496,968

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
29,402,935 and 28,877,935 shares, respectively	29,403	28,878
Additional paid-in capital	4,330,765	4,231,445
Deficit	(2,332,130)	(1,957,700)
Accumulated other comprehensive income (loss)	24,114	251

Total stockholders' equity (deficiency)	2,052,152	2,302,874

Total liabilities and stockholders' equity (deficiency)	$2,536,034	$2,799,842

See notes to consolidated financial statements.

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Operating revenues:
Revenues from communications air time	$157,256	$110,297	$428,369	$187,138
Software license fees	330,367	-	528,572	-
Net sales of communications devices	-	569	-	760

Total operating revenues	487,623	110,866	956,941	187,898

Cost of operating revenues:
Communications air time	269,032	109,486	533,332	196,078
Software license fees	186,043	-	347,271	-
Communications devices	-	2	-	294

Total cost of operating revenues	455,075	109,488	880,603	196,372

Gross profit (loss)	32,548	1,378	76,338	(8,474)

Operating expenses:
Selling, general and administrative
expenses	203,179	248,072	449,783	294,867

Total operating expenses	203,179	248,072	449,783	294,867

Income (loss) from operations	(170,631)	(246,694)	(373,445)	(303,341)

Interest income	5	822	141	909
Interest expense	(857)	395	(1,126)	(108)

Income (loss) before income taxes	(171,483)	(245,477)	(374,430)	(302,540)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$(171,483)	$(245,477)	$(374,430)	$(302,540)

Net income (loss) per share
- basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	28,946,413	23,148,140	28,918,424	22,874,926

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
Six Months Ended September 30, 2008
(Unaudited)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders'
	$.001 par value		Paid-In		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balances,
March 31, 2008	28,877,935	$28,878	$4,231,445	$(1,957,700)	$251	$2,302,874

Sale of shares in
private placement	525,000	525	99,320	-	-	99,845

Foreign currency
translation adjustment	-	-	-	-	23,863	23,863

Net income (loss)	-	-	-	(374,430)	-	(374,430)

Balances,
September 30, 2008	29,402,935	$29,403	$4,330,765	$(2,332,130)	$24,114	$2,052,152

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(374,430)	$(302,540)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	2,957	12,859
Amortization	115,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	53,325	(4,034)
Inventory	-	(31,980)
Prepaid expenses	156,257	(28,107)
Accounts payable	25,282	(76,110)
Accrued expenses payable	(32,425)	52,656
Deferred software license fees	(1,305)	-

Net cash provided by (used in) operating activities	(55,339)	(377,256)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Acquisition of VoipSwitch Inc.	(99,000)	-

Net cash provided by (used in) investing activities	(99,000)	-

Cash flows from financing activities:
Proceeds from sales of common stock	99,845	390,855
Increase (decrease) in loans payable to related parties	(4,638)	(96,815)

Net cash provided by (used in) financing activities	95,207	294,040

Effect of exchange rate changes on cash and cash equivalents	26,131	(32,331)

Increase (decrease) in cash and cash equivalents	(33,001)	(115,547)

Cash and cash equivalents, beginning of period	50,046	210,451

Cash and cash equivalents, end of period	$17,045	$94,904

Supplemental disclosures of cash flow information:

Interest paid	$1,126	$108

Income taxes paid	$-	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2008 and for the three and six months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

recurring adjustments, necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows for the three and six months ended September 30, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six month period ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2009.  The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date.

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
September 30, 2008
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

Goodwill of $244,791 (excess of the $2,400,000 consideration, excluding the $600,000 contingent consideration, over the $2,155,209 identifiable net assets) was recorded at the acquisition date January 15, 2008.  In February and March 2008, $100,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.  In the three months ended September 30, 2008, $99,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of:

	September 30,	March 31,
	2008	2008
Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	443,791	344,791

Total	2,643,791	2,544,791

Accumulated amortization	(162,917)	(47,917)

Intangible assets, net	$2,480,874	2,496,874

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the six months ended September 30, 2008, amortization of intangible assets expense was $115,000.  $100,000 was included in cost of software license fees and $15,000 was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of September 30, 2008 follows:

Year ended March 31,	Amount
2009	$115,000
2010	230,000
2011	230,000
2012	230,000
2013	230,000
Thereafter	1,002,083

Total	$2,037,083

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	September 30, 2008	March 31, 2008
Due chief financial officer	$88	$99
Due chairman of the board of directors	22,773	25,405
Due chief operational officer	17,269	19,264

Total	$40,130	$44,768

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

In the three months ended September 30, 2008, VoiceServe sold 25,000 shares of its common stock to an investor at a price of $0.40 per share for net consideration of $9,674.  In the three months ended September 30, 2008, VoiceServe sold 500,000 shares of its common stock to an investor at a price of $0.18 per share for net consideration of $90,000.

At September 30, 2008, the Company had no stock options or other convertible securities outstanding.

NOTE 7 – INCOME TAXES

No provisions for income taxes were recorded in the six months ended September 30, 2008 and 2007 since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of September 30, 2008 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2008.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the six months ended September 30, 2008 and 2007, consulting fees paid to officers, directors, and their affiliates totaled $180,946 and $123,053, respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

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

Rental agreements

Limited presently uses the office of its secretary at no cost under a month to month verbal agreement.  Limited also rents storage space at monthly rentals of £500 (or $890 translated at the September 30, 2008 exchange rate).  For the six months ended September 30, 2008 and 2007, rent expense was $6,863 and $5,723, respectively.

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

Overview

We were founded on December 9, 2005 by Michael Raleigh. On February 20, 2007, pursuant to a share exchange agreement, Voiceserve Limited, a United Kingdom Corporation founded in 2002, became our wholly owned subsidiary. Following the merger, we adopted Voiceserve Limited’s business plan, and conduct business as a global internet communications company. We have changed our name to Voiceserve, Inc. to better reflect our new business plan.

Voiceserve Limited was founded in March 2002 by Michael Bibelman, Alexander Ellinson and Mike Ottie. The founders have over 15 years of experience in the telecommunications industry. They worked as independent resellers of calling cards creating markets in Europe and third world countries transmitting the calls via universal 0800 numbers. Their career began in 1991 when the founders of Econophone Inc. (“Econophone”) came to Europe looking for agents to market international “call-back” and calling cards. Econophone had developed a “call-back” and alternative direct service. By being independent agents our founders discovered a huge potential in the market for pre-paid calling cards that did not need to be physically put into the slot of a pay phone. The pre-paid card had an access number accompanied with a pin number. Our founders helped Econophone develop and enhance this feature. Moreover, our founders were one of the first groups in the industry to market such a product in Europe. Our founders introduced amongst the many famous European distributors to market such a product, the Audax Group (“Audax”) based in Holland with an annual turnover in excess of 850 million Euros. Through the Audax distribution channels, cards were marketed throughout the Benelux. Our founders were also instrumental in aiding Econophone LLC in its transformation from a privately held company to one listed on the New York Stock Exchange, known thereafter as Viatel. Once Viatel was listed on the New York Stock Exchange, our founders independently set up their own ISDN and VOIP platforms with the intention of developing and bringing the world of telecoms into its next stage-a complete solution in one.

On January 15, 2008, VoiceServe closed an Acquisition Agreement with VoipSwitch Inc. (“VoipSwitch”) whereby VoiceServe acquired all VoipSwitch issued and outstanding ordinary shares as well as all of VoipSwitch’s assets, including customer orders and intangible assets, for total consideration of $3,000,000, consisting of $450,000 cash, $150,000 notes payable due on demand, $600,000 notes payable in total monthly installments of $50,000 per month for 12 months, and 3,750,000 shares of VoiceServe common stock valued at $0.48 per share or $1,800,000.

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

VoipSwitch develops and implements various types of software that facilitate the deployment of VOIP services globally, and to-date has successfully implemented over 800 VoipSwitch systems around the world.

VoipSwitch is a complete IP telephony offering a variety of services including device to phone technology, pc to phone/web to phone features, calling cards, SMS/ANI/PIN/DID/WEB callback, DIDs' mapping, call shops and more. Unlike competitive systems composed of many different parts, the Voipswitch platform is fully integrated in one application what makes it exceptionally easy to manage. All elements that are necessary for successful voip implementation are already built in.  All the features are integrated in one multiple server based application.

Voiceserve has established a minute trading platform “Voip Proxy” whereby wholesale minutes are offered to Voipswitch clients. Non Voipswitch clients can also be connected to the Wholesale Minute platform.

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

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

We had revenues of $487,623 for the three months ended September 30, 2008 and $110,866 for the three months ended September 30, 2007. Operating expenses for the three months ended September 30, 2008 decreased to $203,179 from $248,072 for the three months ended September 30, 2007 representing a decrease of $44,893. The decrease is attributable to a decrease in general and administrative expenses.

Results of Operations for the Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007

We had revenues of $956,941 for the six months ended September 30, 2008 and $187,898 for the six months ended September 30, 2007. Operating expenses for the six months ended September 30, 2008 increased to $449,783 from $294,867 for the six months ended September 30, 2007 representing an increase of $154,916. The increase is attributable to an increase in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2008 we had $17,045 in cash. A substantial amount of cash will be required in order to grow operations over the next twelve months. Based upon our current cash we may not be able to meet our current expenses and may need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Investment agreement

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

In connection with the Agreement, we entered into a Registration Rights Agreement with the Investor (”Registration Agreement”).  Pursuant to the Registration Agreement, we were obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering 2,335,550 shares of the common stock underlying the Investment Agreement within 15 days after the execution date.  We filed a registrations statement with the SEC covering the Investor shares on October 4, 2007, which was then declared effective on November 6, 2007.

Placement Agent Agreement.

On July 31, 2008, we entered into an exclusive placement agent agreement with Tripoint Global Equities, LLC.  Pursuant to the agreement, the Company has agreed to Tripoint a cash placement fee equal to 8% on any gross proceeds received by the Company in connection with an Equity Financing, including any equity linked or convertible debt financing. In no event shall the fees payable herein exceed the maximum finder’s fee allowed by the Financial Industry Regulatory Authority (“FINRA”) at the time of such transaction.  The Company has commenced a private placement offering underwritten by Tripoint and expects to close on such financing during the first quarter of 2009.

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

VOICESERVE, INC.

By:	/s/ Michael Bibelman
Michael Bibelman Chief Executive Officer

Dated:	November 14, 2008

By:	/s/ Aron Sandler
Aron Sandler Chief Financial Officer (Principal Accounting Officer)

Dated:	November 14, 2008