Form 10-K/A
period 2008-03-31
VOICESERVE INC
filed 2009-01-20
CIK 1353505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB
(Amendment No. 2 )

                                                (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51882

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

i

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

VoiceServe, Inc. (“we” or the “Company”, formerly as “4306, Inc.”) was incorporated on December 9, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have other than acting as a holding company for its subsidiaries, we have had no operations since inception.

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

Both licensed versions have the capacity to implement the following:

▪	PC to Phone services (g723.1 softphone included )
▪	Device to phone services
▪	DID mapping
▪	Wholesale termination
▪	Customers billing
▪	Web interface for end users
▪	Web interface for administrator

Beyond the main package, there are additional modules which extend the Voipswitch’s features dramatically . The costs of the extras are listed below:

▪	Callback odule - SMS, ANI, PIN, DID, WEB	$1500
▪	IP IVR (Calling cards) module	$1500
▪	Resellers module	$1000
▪	Call Shop module	$700
▪	Online Shop module	$1000
▪	VoipTunnel module	$350
▪	Custom-made Softphone / Webphone	$300
▪	Web Portal	$1000

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

Holders

As of July 11 2008,  we had 34 record holders of our common stock, holding 28,877,935 shares.

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

ITEM 6.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

VoipSwitch develops and implements various types of software that facilitate the deployment of VOIP services globally, and to-date has successfully implemented over 800 VoipSwitch systems around the world .

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

Voiceserve has established a minute trading platform “Voip Proxy” whereby wholesale minutes are offered to Voipswitch clients. Non Voipswitch clients can also be connected to the Wholesale Minute platform .

RESULTS OF OPERATION FOR THE YEAR ENDED MARCH 31, 2008 COMPARE TO THE YEAR ENDED MARCH 31, 2007

The following table presents the statement of operations for the year ended March 31, 2008 as compared to the comparable period of the year ended March 31, 2007. The discussion following the table is based on these results.

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

Total Revenues

Revenues for year end March 2008 were $934,482 as compared to $152,965 for year end March 2007, an approximate increase of 511% of 2007. The Company's revenue growth was the result of its purchase of Voipswitch Inc and the sale of air time through wholesale minute distributors. The total revenues of airtime for the year end March 2008 were $663,339, that of communication device was $1,232 and that of Software licenses which was a total of $269,911. This compares to revenues of $119,861 for the same period year ending March 2007 from air time, $33,104 for communication devices and no license sales for that period. The Company’s client base is spread globally.  The revenues were generated from 46.8% of sales in Asia, 25.3% of sales in North America, 21.4% of sales in Europe and 6.5% across other regions.

Cost of Revenues

Cost of revenues for 2008 was $836,877 compared to $183,508 for 2007. The increase in cost of revenues in 2008 relates to a dramatic increase in sales. The increase in cost of revenue was also the result of Voiceserve hiring additional technology service professionals to complete its development of products, and service the current clientele. These costs of revenue accounted for the entire total for year end March 2008.

Gross Margin

The gross margin for year end March 2007, was in negative territory. The gross margin in 2008 was 10.4%. The sale of Voipswitch licenses with very significant gross margins caused the increase in gross margin.

Operating Expenses

Operating expenses for year end March 2008 were $934,401 as compared to $588,781 for year end March 2007. The increase in operating expenses was due to the fact that since Voiceserve has acquired Voipswitch Inc., Voiceserve has absorbed the personnel of Voipswitch to continue servicing its clientele and proceed with the development of new products.

For the year ended March 31, 2008, amortization of intangible assets expense was $47,917.  $41,667 was included in cost of software license fees and $6,250 was included in selling, general and administrative expenses

Income (loss) from operations

Income (Loss) from operations for the year ended March 31, 2008 totaled $(836,796) compared to $(619,324) for the year ended March 31, 2007, an increase of $217,472 or approximately 35.11%. The increase in loss from operations was due to the increase in selling general and administrative expenses.

Net income (loss)

Net loss was US$(835,597) in the fiscal year ended March 31, 2008, compared to US$(618,931) in the fiscal year ended March 31, 2007, an increase of US$216,666, or 35%. Our net loss increased because of the increase in selling general and administrative expenses.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty .

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

CRITICAL ACCOUNTING PRONOUNCEMENTS

Our significant accounting policies are summarized in Note 2 of our financial statements included in our report on this amendment to Form 10-KSB.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Dated:   January 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Bibelman	Chief Executive Officer	January 15, 2009
Michael Bibelman