Form 10-Q/A
period 2008-06-30
VOICESERVE INC
filed 2009-01-20
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q/A
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

EXPLANATORY NOTE

Voiceserve, Inc. is filing this Amendment No. 1 on Form 10-Q for the purpose of amending the disclosure under Item 2 of the Quarter Report on Form 10-Q for the period ended June 30, 2008 filed with the U.S. Securities and Exchange Commission on August 19, 2008 (“Original Report”) revising our assessment of the Company's Management’s Discussion and Analysis and Results of Operations.

Except as described above, no other changes have been made to the Original Report and have not been included in this Amendment. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Amendment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this amendment to the Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30TH, 2008 COMPARED TO THE QUARTER ENDED JUNE 30TH, 2007

The following table presents the statement of operations for the quarter ended June 30th, 2008 as compared to the comparable period of the quarter ended June 30th, 2007. The discussion following the table is based on these results.

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

Total Revenues

Revenues for the quarter end June 2008 were $469,318 as compared to $77,032 for the quarter end June 2007, an approximate increase of 509% of 2007. The Company's revenue growth was the result of its purchase of Voipswitch Inc and the sale of air time through wholesale minute distributors. The total revenues of airtime for the quarter end June 2008 were $271,113, and that of Software licenses which was a total of $198,205. This compares to revenues of $76,841 for the same period year ending June 2007 from air time, $191 for communication devices and no license sales for that period.

Cost of Revenues

Cost of revenues for the quarter end June 2008 was $425,528 compared to $86884 for the same period ending June 2007. The increase in cost of revenues in 2008 relates to a dramatic increase in sales. The increase in cost of revenue was also the result of Voiceserve hiring additional technology service professionals to complete its development of products, and service the current clientele.

Gross Margin

The gross margin for quarter end June 2007 was in negative territory. The gross margin for quarter end June 2008 was 9.3%. The sale of Voipswitch licenses with very significant gross margins caused the increase in gross margin.

Operating Expenses

Operating expenses for quarter end June 2008 were $246,604 as compared to $46795 for quarter end June 2007. The increase in operating expenses was due to the fact that since Voiceserve has acquired Voipswitch Inc., Voiceserve has absorbed the personnel of Voipswitch to continue servicing its clientele and proceed with the development of new products.

For the quarter ended June 30, 2008, amortization of intangible assets expense was $57,500.

Income (loss) from operations

Loss from operations for the quarter ended June 30th, 2008 totaled $202,814 compared to $56,647 for the quarter ended June 30th, 2007, an increase of $146,167 or approximately 258%. The increase in loss from operations was primarily due to the increase in selling general and administrative expenses.

Net Loss

Net loss was US$202,947 for the quarter ended June 30th, 2008, compared to US$57,063 for the quarter ended June 30th, 2007, an increase of US$145,884, or 255%. Our net loss increased because of the increase in selling general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008 we had $83,567 in cash. A substantial amount of cash will be required in order to grow operations over the next twelve months. Based upon our current cash we may not be able to meet our current expenses and may need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of January 16, 2009, we have not exercised our Puts rights pursuant to our investment agreement with the Investor since there was not enough liquidity in our stock to exercise the Dutchess Put Option. We are currently looking for private placement financing to increase our capital.

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

CRITICAL ACCOUNTING PRONOUNCEMENTS

Our significant accounting policies are summarized in Note 2 of our financial statements included in our report on the Form 10-KSB for the year ended March 31, 2008.

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

VOICESERVE, INC.

By:	/s/ Michael Bibelman
Michael Bibelman Chief Executive Officer

Dated:	January 16, 2009

By:	/s/ Aron Sandler
Aron Sandler Chief Financial Officer (Principal Accounting Officer)

Dated:	January 16, 2009