Form 10-Q/A
period 2008-09-30
VOICESERVE INC
filed 2009-01-20
CIK 1353505

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

EXPLANATORY NOTE

Voiceserve, Inc. is filing this Amendment No. 1 on Form 10-Q for the purpose of amending the disclosure under Item 2 of the Quarter Report on Form 10-Q for the period ended September 30, 2008 filed with the U.S. Securities and Exchange Commission on November 14, 2008 (“Original Report”) revising our assessment of the Company's Management’s Discussion and Analysis and Results of Operations.

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

RESULTS OF OPERATION FOR THE QUARTER ENDED SEPTEMBER 30TH, 2008 COMPARED TO THE QUARTER ENDED SEPTEMNER 30TH, 2007

The following table presents the statement of operations for the quarter ended September 30th, 2008 as compared to the comparable period of the quarter ended September 30th, 2007. The discussion following the table is based on these results.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Operating revenues:
Revenues from communications air time	$157,256	$110,297	$428,369	$187,138
Software license fees	330,367	-	528,572	-
Net sales of communications devices	-	569	-	760

Total operating revenues	487,623	110,866	956,941	187,898

Cost of operating revenues:
Communications air time	269,032	109,486	533,332	196,078
Software license fees	186,043	-	347,271	-
Communications devices	-	2	-	294

Total cost of operating revenues	455,075	109,488	880,603	196,372

Gross profit (loss)	32,548	1,378	76,338	(8,474

Operating expenses:
Selling, general and administrative
expenses	203,179	248,072	449,783	294,867

Total operating expenses	203,179	248,072	449,783	294,867

Income (loss) from operations	(170,631)	(246,694)	(373,445)	(303,341

Interest income	5	822	141	909
Interest expense	(857)	395	(1,126)	(108

Income (loss) before income taxes	(171,483)	(245,477)	(374,430)	(302,540

Income taxes (benefit)	-	-	-	-

Net income (loss)	$(171,483)	$(245,477)	$(374,430)	$(302,540

Net income (loss) per share
- basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01

Weighted average number of shares

Comparison of Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Total Revenues

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

The Company's revenue growth was the result of its purchase of Voipswitch Inc and the sale of air time through wholesale minute distributors. The total revenues of airtime for the quarter end September 2008 were $157,256 and that of Software licenses which was a total of $330,367. This compares to revenues of $110,297 for the same period year ending June 2007 from air time, $569 for communication devices and no license sales for that period.

Cost of Revenues

Cost of revenues for the three months ended September 2008 was $455,075 compared to $109,488 for the same period ended September 2007. The increase in cost of revenues in 2008 relates to a dramatic increase in sales. The increase in cost of revenue was also the result of Voiceserve hiring additional technology service professionals to complete its development of products, and service the current clientele.

Gross Margin

The gross margin for three months ended September 2008 is 6.67% compared to 1.24% for the same period ended September 2007. The sale of Voipswitch licenses with very significant gross margins caused the increase in gross margin.

Operating Expenses

Operating expenses for three months ended September 2008 were $203,179 as compared to $248,072 for the same period ended September 2007. The decrease in operating expenses was due to the fact that since Voiceserve has absorbed the personnel of Voipswitch to continue servicing its clientele and proceed with the development of new products.

Income (loss) from operations

Loss from operations for the three months ended September 2008 totaled $170,631 compared to $246,694 for the same period ended September 2007, a decrease of $76,063 or approximately 30%. The decrease in loss from operations was primarily due to sales from Voipswitch Solutions following the purchase of Voipswitch Inc. on 15th January 2008.

Net income (loss)

Net loss was US$171,483 for the three months ended September 2008, compared to US$245,477 for the same period ended September 2007, a decrease of US$73,994, or 30%. Our net losses decreased because of sales of the Voipswitch solutions.

Comparison of Results of Operations for the Six Months Ended September 30, 2008 Compared to the Six Months Ended September 30, 2007

Total Revenues

We had revenues of $956,941 for the six months ended September 30, 2008 and $187,898 for the six months ended September 30, 2007. Operating expenses for the six months ended September 30, 2008 increased to $449,783 from $294,867 for the six months ended September 30, 2007 representing an increase of $154,916. The increase is attributable to an increase in general and administrative expenses

Cost of Revenues

Cost of revenues for the six months ended September 2008 was $880,603 compared to $196,372 for the same period ended September 2007. The increase in cost of revenues in 2008 relates to a dramatic increase in sales. The increase in cost of revenue was also the result of Voiceserve hiring additional technology service professionals to complete its development of products, and service the current clientele.

Gross Margin

The gross margin for six months ended September 2008 is 7.98% compared to (4.51%) for the same period ended September 2007. The sale of Voipswitch licenses with very significant gross margins caused the increase in gross margin.

Operating Expenses

Operating expenses for six months ended September 2008 were $449,783 as compared to $294,867 for the same period ended September 2007. The decrease in operating expenses was due to the fact that since Voiceserve has absorbed the personnel of Voipswitch to continue servicing its clientele and proceed with the development of new products.

Income (loss) from operations

Loss from operations for the six months ended September 2008 totaled $373,445 compared to $303,341 for the same period ended September 2007, a increase of $70,104 or approximately 23%.

Net income (loss)

Net loss was US$374,430 for the six months ended September 2008, compared to US$302,540 for the same period ended September 2007, a decrease of US$71,890, or 24%.

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