Form 10-Q
period 2008-12-31
VOICESERVE INC
filed 2009-02-12
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 12, 2009: 29,402,935 shares of common stock.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4T. Controls and Procedures

PART II -OTHER INFORMATION

Item 1. Legal Proceedings.
Item 1A. Risk Factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statemetns.

VOICESERVE, INC.
Index to Financial Statements

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	March 31,
	2008	2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$70,360	$50,046
Accounts receivable, net of allowance
for doubtful accounts of $0 and $29,788, respectively	-	62,851
Prepaid expenses and other current assets	35,185	165,840

Total current assets	105,545	278,737

Property and equipment, net of accumulated depreciation
of $53,463 and $68,101, respectively	14,489	24,231
Intangible assets, net of accumulated amortization of
$220,417 and $47,917, respectively	2,461,374	2,496,874

Total assets	$2,581,408	$2,799,842

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$177,791	$160,051
Accrued expenses payable	46,011	77,815
Deferred software license fees	74,666	64,334
Loans payable to related parties	32,947	44,768
Due sellers of VoipSwitch Inc.	150,000	150,000

Total current liabilities	481,415	496,968

Stockholders' equity:
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
29,402,935 and 28,877,935 shares, respectively	29,403	28,878
Additional paid-in capital	4,330,765	4,231,445
Deficit	(2,301,601)	(1,957,700)
Accumulated other comprehensive income (loss)	41,426	251

Total stockholders' equity	2,099,993	2,302,874

Total liabilities and stockholders' equity	$2,581,408	$2,799,842

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
Operating revenues:
Revenues from communications air time	$84,553	$144,231	$512,922	$331,369
Software license fees	354,632	-	883,204	-
Net sales of communications devices	-	310	-	1,070

Total operating revenues	439,185	144,541	1,396,126	332,439

Cost of operating revenues:
Communications air time	84,384	155,899	617,716	351,977
Software license fees	166,379	-	513,650	-
Communications devices	-	92	-	386

Total cost of operating revenues	250,763	155,991	1,131,366	352,363

Gross profit (loss)	188,422	(11,450)	264,760	(19,924)

Operating expenses:
Selling, general and administrative
expenses	158,015	262,673	607,798	557,540

Total operating expenses	158,015	262,673	607,798	557,540

Income (loss) from operations	30,407	(274,123)	(343,038)	(577,464)

Interest income	60	284	201	1,193
Interest expense	62	(25)	(1,064)	(133)

Income (loss) before income taxes	30,529	(273,864)	(343,901)	(576,404)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$30,529	$(273,864)	$(343,901)	$(576,404)

Net income (loss) per share
- basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares
outstanding - basic and diluted	29,402,935	23,615,452	29,079,928	23,121,768

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended December 31, 2008
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	$.001 par value		Paid-In		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances,
March 31, 2008	28,877,935	$28,878	$4,231,445	$(1,957,700)	$251	$2,302,874

Sale of shares in
private placement	525,000	525	99,320	-	-	99,845

Foreign currency
translation adjustment	-	-	-	-	41,175	41,175

Net income (loss)	-	-	-	(343,901)	-	(343,901)

Balances,
December 31, 2008	29,402,935	$29,403	$4,330,765	$(2,301,601)	$41,426	$2,099,993

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(343,901)	$(576,404)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	4,175	17,569
Amortization	172,500	-
Stock-based compensation	-	32,083
Changes in operating assets and liabilities:
Accounts receivable, net	62,851	(18,244)
Inventory	-	(25,803)
Prepaid expenses and other current assets	130,655	(38,452)
Accounts payable	17,740	(10,780)
Accrued expenses payable	(31,804)	(7,151)
Deferred software license fees	10,332	-

Net cash provided by (used in) operating activities	22,548	(627,182)

Cash flows from investing activities:
Purchases of property and equipment	-	-
Acquisition of VoipSwitch Inc.	(137,000)	-

Net cash provided by (used in) investing activities	(137,000)	-

Cash flows from financing activities:
Proceeds from sales of common stock	99,845	668,855
Increase (decrease) in loans payable to related parties	(11,821)	(97,913)

Net cash provided by (used in) financing activities	88,024	570,942

Effect of exchange rate changes on cash and cash equivalents	46,742	1,094

Increase (decrease) in cash and cash equivalents	20,314	(55,146)

Cash and cash equivalents, beginning of period	50,046	210,451

Cash and cash equivalents, end of period	$70,360	$155,305

Supplemental disclosures of cash flow information:

Interest paid	$1,064	$133

Income taxes paid	$-	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2008 and for the three and nine months ended December 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

financial position as of December 31, 2008 and the results of operations and cash flows for the three and nine months ended December 31, 2008 and 2007.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine month period ended December 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2009.  The balance sheet at March 31, 2008 has been derived from the audited financial statements at that date.

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
December 31, 2008
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

Goodwill of $244,791 (excess of the $2,400,000 consideration, excluding the $600,000 contingent consideration, over the $2,155,209 identifiable net assets) was recorded at the acquisition date January 15, 2008.  In February and March 2008, $100,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.  In the three months ended September 30, 2008, $99,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.  In the three months ended December 31, 2008, $38,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of:

	September 30,	March 31,
	2008	2008
Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	481,791	344,791

Total	2,681,791	2,544,791

Accumulated amortization	(220,417)	(47,917)

Intangible assets, net	$2,461,374	2,496,874

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the nine months ended December 31, 2008, amortization of intangible assets expense was $172,500.  $150,000 was included in cost of software license fees and $22,500 was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of December 31, 2008 follows:

Year ended March 31,	Amount
2009	$57,500
2010	230,000
2011	230,000
2012	230,000
2013	230,000
Thereafter	1,002,083

Total	$1,979,583

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	December 31, 2008	March 31, 2008
Due chief financial officer	$73	$99
Due chairman of the board of directors	18,697	25,405
Due chief operational officer	14,177	19,264

Total	$32,947	$44,768

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

In the three months ended December 31, 2008, VoiceServe sold 25,000 shares of its common stock to an investor at a price of $0.40 per share for net consideration of $9,674.  In the three months ended December 31, 2008, VoiceServe sold 500,000 shares of its common stock to an investor at a price of $0.18 per share for net consideration of $90,000.

At December 31, 2008, the Company had no stock options or other convertible securities outstanding.

NOTE 7 – INCOME TAXES

No provisions for income taxes were recorded in the nine months ended December 31, 2008 and 2007 since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of December 31, 2008 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2008.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the nine months ended December 31, 2008 and 2007, consulting fees paid to officers, directors, and their affiliates totaled $270,402 and $204,296, respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

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
December 31, 2008
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

Rental agreements

Limited presently uses the office of its secretary at no cost under a month to month verbal agreement.  Limited also rents storage space at monthly rentals of £500 (or $731 translated at the December 31, 2008 exchange rate).  For the nine months ended December 31, 2008 and 2007, rent expense was $9,527 and $11,485, respectively.

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

Payment of the monthly installments of the $600,000 notes payable is contingent upon and limited each month to the future monthly net income of VoipSwitch.  Accordingly, pursuant to SFAS No. 141, this $600,000 “contingent consideration” portion of the $3,000,000 total purchase price was not included in the initial recorded cost of the acquisition or the recorded notes payable.  If and when the contingency is resolved and payments of the $600,000 notes payable are made, such paid amounts are added to goodwill.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2008 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2007

The following table presents the statement of operations for the quarter ended December 31, 2008 as compared to the comparable period of the quarter ended December 31, 2007. The discussion following the table is based on these results.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
Operating revenues:
Revenues from communications air time	$84,553	$144,231	$512,922	$331,369
Software license fees	354,632	-	883,204	-
Net sales of communications devices	-	310	-	1,070

Total operating revenues	439,185	144,541	1,396,126	332,439

Cost of operating revenues:
Communications air time	84,384	155,899	617,716	351,977
Software license fees	166,379	-	513,650	-
Communications devices	-	92	-	386

Total cost of operating revenues	250,763	155,991	1,131,366	352,363

Gross profit (loss)	188,422	(11,450)	264,760	(19,924)

Operating expenses:
Selling, general and administrative
expenses	158,015	262,673	607,798	557,540

Total operating expenses	158,015	262,673	607,798	557,540

Income (loss) from operations	30,407	(274,123)	(343,038)	(577,464)

Interest income	60	284	201	1,193
Interest expense	62	(25)	(1,064)	(133)

Income (loss) before income taxes	30,529	(273,864)	(343,901)	(576,404)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$30,529	$(273,864)	$(343,901)	$(576,404)

Net income (loss) per share
- basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares
outstanding - basic and diluted	29,402,935	23,615,452	29,079,928	23,121,768

Comparison of Results of Operations for the Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Total Revenues

We had revenues of $439,185 for the three months ended December 31, 2008 and $144,541for the three months ended December 31, 2007.

The Company's revenue growth was the result of its purchase of Voipswitch Inc. and the sale of air time through wholesale minute distributors. The total revenues of airtime for the quarter ended December 31, 2008 were $84,553 and that of Software licenses was $354,632. This compares to revenues of $144,231 for the same period ending December 2008 from air time, and no license sales for that period.

Cost of Revenues

Cost of revenues for the three months ended December 31, 2008 was $250,763 compared to $155,991 for the same period ended December 31, 2007.  The increase in cost of revenues in 2008 relates to a dramatic increase in sales. The increase in cost of revenues was also the result of Voiceserve hiring additional technology service professionals to complete its development of products, and service the current clientele.

Gross Margin

The gross profit for the three months ended December 31, 2008 is $188,422 compared to a gross loss of $11,450 for the same period ended December 31, 2007. The sale of Voipswitch licenses with very significant gross margins caused the dramatic increase in the gross margin. The gross margin for the quarter ending December 2008 is 43% compared to (8%) for the same period ending December 2007.

Operating Expenses

Operating expenses for three months ended December 31, 2008 were $158,015 as compared to $262,673 for the same period ended December 31, 2007. The decrease in operating expenses was primarily due to lower professional and consulting fees in 2008.

Income (loss) from operations

Profits from operations for the three months ended December 31, 2008 totaled $30,407 compared to a loss of $274,123 for the same period ended December 31, 2007.  The dramatic swing from losses to profitability from operations was primarily due to sales from Voipswitch Solutions following the purchase of Voipswitch Inc. on January 15,  2008.

Net income (loss)

Net profit was $30,529 for the three months ended December 31, 2008, compared to $273,864 for the same period ended December 31, 2007.  The swing from losses to profitability is mainly due to the sales of the Voipswitch solutions.

Comparison of Results of Operations for the Nine Months Ended December 31, 2008 Compared to the Nine Months Ended December 31, 2007

Total Revenues

We had revenues of $1,396,126 for the nine months ended December 31, 2008 and $332,439 for the nine months ended December 31, 2007.   The increase was primarily due to the acquisition of VoipSwitch Inc. in January 2008 and sales of VoipSwitch system licenses in 2008.

Cost of Revenues

Cost of revenues for the nine months ended December 31, 2008 was $1,131,366 compared to $352,363 for the same period ended December 31, 2007. The increase in cost of revenues in 2008 relates to a dramatic increase in sales. The increase in cost of revenues was also the result of Voiceserve hiring additional technology service professionals to complete its development of products, and service the current clientele.

Gross Margin

The gross margin for the nine months ended December 31, 2008 is 19% compared to (6%) for the same period ended December 31, 2007. The sale of Voipswitch licenses with very significant gross margins caused the increase in gross margin.

Operating Expenses

Operating expenses for the nine months ended December 31, 2008 were $607,798 as compared to $557,540 for the same period ended December 31, 2007. The increase in operating expenses was due primarily to higher consulting fees in 2008.
Income (loss) from operations

Loss from operations for the nine months ended December 31, 2008 totaled $343,038 compared to $577,464 for the same period ended December 31, 2007, a decrease of $234,426 or approximately 41%.

Net income (loss)

Net loss was $343,901 for the nine months ended December 31, 2008, compared to $576,404 for the same period ended December 31, 2007, a decrease of $232503 or approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008 we had $70,360 in cash. A substantial amount of cash will be required in order to grow operations over the next twelve months. Based upon our current cash we may not be able to meet our current expenses and may need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Investment agreement

On August 20, 2007, VoiceServe entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”).  Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months.  The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date.  The Put Date shall be the date that the Investor receives a put notice of a draw down by us.  The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the Common Stock during the pricing period.  The pricing period shall be the five (5) consecutive trading days immediately after the put notice date.  There are put restrictions applied on days between the put date and the closing date with respect to that particular put.  During this time, we shall not be entitled to deliver another put notice.

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

As of February ___, 2009, we have not exercised our Puts rights pursuant to our investment agreement with the Investor since there was not enough liquidity in our stock to exercise the Dutchess Put Option. We are currently looking for private placement financing to increase our capital.

Consulting agreement

On September 15, 2007, VoiceServe entered into an agreement with an investor relations firm (the “IR Firm”).  The agreement provided for the IR firm to perform certain investor relations, consulting, and advisory services for VoiceServe.  The term of the agreement was one year commencing September 15, 2007 and ending September 14, 2008. As consideration for their services, VoiceServe issued the IR Firm 200,000 shares of  VoiceServe common stock and the $110,000 estimated fair value of these shares was expensed ratably over the one year initial term of the agreement.

CRITICAL ACCOUNTING PRONOUNCEMENTS

Our significant accounting policies are summarized in Note 2 of our financial statements included in our report on Form 10-KSB for the year ended March 31, 2008.

We have adopted the foregoing accounting policies. While all of these significant accounting policies impact our financial condition, some policies are critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit Number	Descriptions

31.1	Certification of Michael Bibelman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Aron Sandler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Michael Bibelman pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Aron Sandler pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VOICESERVE, INC.

By:	/s/ Michael Bibelman
Michael Bibelman Chief Executive Officer

Dated:	February 12, 2009

By:	/s/ Aron Sandler
Aron Sandler Chief Financial Officer (Principal Accounting Officer)

Dated:	February 12, 2009