Form 10-K
period 2009-03-31
VOICESERVE INC
filed 2009-07-14
CIK 1353505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51882

VOICESERVE, INC.
(Name of small business issuer in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Cavendish House, 369 Burnt Oak Broadway, Edgware, Middlesex	HA8, 5AW
(Address of principal executive offices)	(Zip Code)

(44) 208-136-6000
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

Number of shares of the registrant’s common stock outstanding as of July 14, 2009 was 32,402,935.

TABLE OF CONTENTS

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our fiscal year 2009 Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

GENERAL

Our mission is to enable VOIP business’s and entrepreneurs to offer a full array of VOIP features Globally. Since the company was founded, we have worked to achieve this mission by creating technology that transforms the way people communicate via VOIP. We develop and market software services and solutions that we believe deliver new opportunities, greater convenience, and enhanced value to people’s lives. We do business throughout the world.

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products and services for many different types of devices. Our focus is to build on this foundation through ongoing innovation in our integrated software platforms, by delivering compelling value propositions to customers, by responding effectively to customer and partner needs, and by continuing to emphasize the importance of product excellence, business efficacy, and accountability.

4306, Inc. was incorporated on December 9, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We act as a holding company for our subsidiaries; we have had no operations since inception.

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

Overview

VoipSwitch Inc. develops and implements various types of software that facilitate the deployment of VOIP services globally, and to-date has successfully implemented over approximately 1200 VoipSwitch systems around the world.

VoipSwitch is a complete IP telephony offering a variety of services including wholesale voip termination, device to phone technology, pc to phone/web to phone features, calling cards, SMS/ANI/PIN/DID/WEB callback, DIDs' mapping, call shops and more. Unlike competitive systems composed of many different parts, the Voipswitch platform is fully integrated in one application which makes it exceptionally easy to manage. All elements that are necessary for successful voip implementation are already built in.  All the features are integrated in one multiple server based application.

Business Model

Voiceserve has categorized its products into two divisions:

1)     Voipswitch,

2)     Voip-Proxy,

Voipswitch

Voipswitch is a Softswitch integrator and provider. Its multiple functions enable the purchaser to almost seemingly become a Telecoms Voip Operator. Voipswitch delivers global communications through the VOIP backbone giving its users extensive voice calling features, some of which are unavailable on traditional telephones.

Voipswitch’s features include:

·       Free pier-pier calling worldwide,

·       Call Back facility,

·       SMS from desktop.

·       Callshop programs,

·       Global User Directory,

·       Conference calling,

·       Monitoring of Call Data Records,

·       Easily managed availability, presence, and view status of contacts

·       Logs – individual call and message history

·       End-to-end encryption for superior privacy

·       Mobility – login into Voiceserve account anywhere in the world and access contact list

·       Vippie mobile, which is a softphone application suitable for Symbian phones & windows mobile,

·       Multiple accounts etc…..

Voipswitch Pricing’s

The price of the VoipSwitch system consists of the main package price and separate prices for the additional modules. There are two price options of the basic version of the system.

·            Limited licence at the price of $ 3500,

·            Unlimited licence at the price of $ 5000.

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

Both licensed versions have the capacity to implement the following:

·             PC to Phone services (g723.1 softphone included )

·             Device to phone services

·             DID mapping

·             Wholesale termination

·             Customers billing

·             Web interface for end users

·             Web interface for administrator

Beyond the main package, there are additional modules which extends the Voipswitch’s features dramatically . The costs of the extra’s are listed below:

·	Callback module - SMS, ANI, PIN, DID, WEB	$1500
	IP IVR (Calling cards) module	$1500
·	Resellers module	$1000
·	Call Shop module	$700
·	Online Shop module	$1000
·	Softphone custom made design	$350
·	Vippie Soft Phone	$1500
·	IP PBX	$3000

-	Voipswitch Mobile Softphone (windows)	$2500
-	Voipswitch Mobile Softphone (Symbian)	$2500
-	Mobile softphone Custom (logo)	$150

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

Development

Voipswitch plans to include the following new products:

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

Virtual PBX

The Voipswitch PBX server due to be launched Q2 2009 will be designed for implementations in mixed VoIP/PSTN and pure VoIP telecom environment. The product will offer both traditional and next generation services, including VoIP PBX, Auto Attendant (IVR), Voicemail, Unified Messaging, Follow-me, Conferencing and more.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Our registered offices are located at Cavendish House, 369 Burnt Oak Broadway  Edgware, Middlesex HA8 5AW.  Voiceserve houses its equipment at the above address. There is a lease agreement between Voiceserve and the Landlord with a rent of approximately $801 per month. We believe that this space is sufficient and adequate to operate our current business.

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

	High	Low
April 1 2008 to June 30 2008	$0.60	$0.35
July 1, 2008 to September 30, 3008	$0.47	$0.29
October 1, 2008 to December 31, 2008	$0.38	$0.26
January 1, 2009 to March 31, 2009	$0.24	$0.24

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

Holders

As of July 10, 2009, we had 100 record holders of our common stock, holding 32,402,935 shares.

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

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock,  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable for smaller reporting company.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

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

Overview

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Voiceserve Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

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

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of Voip software products and services for many different types of devices. VoipSwitch is a complete IP telephony offering a variety of services including wholesale voip termination, device to phone technology, pc to phone/web to phone features, calling cards, SMS/ANI/PIN/DID/WEB callback, DIDs' mapping, call shops and more. Unlike competitive systems composed of many different parts, the Voipswitch platform is fully integrated in one application which makes it exceptionally easy to manage. All elements that are necessary for successful voip implementation are already built in.  All the features are integrated in one multiple server based application.

Our revenue historically has fluctuated quarterly. Following the decision that we should exhibit globally at key Telecom exhibitions our “Voipswitch Brand” has gained recognition and popularity. Our mobile dialer released towards the end of last year has proved to be a real success, it is module that sits on top of the main Voipswitch license.

We intend to sustain the long-term growth of our businesses through technological innovation, engineering excellence, and a commitment to delivering high-quality products and services to customers and partners. Recognizing that one of our primary challenges is to help accelerate worldwide VOIP adoption, we continue to advance the functionality, security, and value of VOIP telephony within emerging markets. We also are increasing our focus on selling our products in emerging markets. In addition, we continue to develop innovative applications and solutions that we believe will enhance and improve communication within the business community and beyond. To sustain the growth of our business amid competition from other vendors of proprietary and open source software, our goal is to deliver products that provide the best platform with the lowest total cost of ownership.

We continue to invest in research and development in existing and new lines of business, including IPTV, Apple mobile and the blackberry handsets. We also invest in research and development of advanced technologies for future products. We believe that delivering innovative and high-value solutions through our integrated platform is the key to meeting customer needs and to our future growth.

We believe that over the last few years we have laid a foundation for long-term growth by delivering innovative products, creating opportunities for partners, improving customer satisfaction with key audiences, and improving our internal business processes. Our focus in fiscal year 2010 is to continue to build on this foundation and to continue to execute well in key areas, including continuing to innovate on our integrated software platform, responding effectively to customer and partner needs, and continuing to focus internally on product excellence.

Key market opportunities include:

Voipswitch Softswitch Technology. We are focused on delivering consumers softswitch products that we believe are compelling in terms of design, features, and functionality. We also are working to define the next era of VOIP telephony through the development of innovative software that runs on a wide range of devices and connects people quickly and easily to the information, experiences, and communities they care about.

Mobile phone VOIP connectivity. The ability to combine the power of VOIP and mobile technology via the Internet represents an opportunity across every one of our businesses. We believe our approach will enable us to deliver new experiences to end users and new value to businesses.

Expanding our presence. Through our ability to deliver additional value in voip telephony, we believe we are well-positioned to build on our strength.

Revenue growth was driven primarily by increased sales of the Mobile dialers. Operating income increased primarily reflecting increased revenue.

Operating Expenses

Cost of Revenue

Cost of revenue includes the manufacturing and distribution costs for products sold and programs licensed. It also includes operating costs related to product support and product distribution. Costs were also generated associated with the delivery of consulting services. Cost of revenue increased in fiscal year 2009, reflecting increased data center and equipment costs, and increased costs associated with the growth in our consulting services. Cost of revenue increased in fiscal year 2009, primarily driven by the amount of exhibitions we exhibited, and costs associated with the growth in consulting services.

Sales and Marketing

Sales and marketing expenses include expenses associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased during fiscal year 2009, primarily reflecting increased consultancy expenses and increased marketing campaigns.

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

▪	In the second quarter of 2009 we anticipate a boost in sales through all our products. Revenues for the projected year should reach approximately $2.5 million.

We have exhibited at a few key exhibitions across the continent and expect to increase the amount of exhibitions during the course of this year.

▪
We hope to hire programmers on a dedicated basis in order to execute our plans to further enhance IPTV which is the future in technology. We anticipate paying either an annual salary or hourly fee to dedicated programmers depending upon the workload required. We expect that we will require a minimum of $150,000 for programmers in 2009 to optimally implement our plans.

▪	It is Voiceserve’s aim to amass a large subscription base thus increasing revenues and hence profitability.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2009 COMPARE TO THE YEAR ENDED MARCH 31, 2008

The following table presents the statement of operations for the year ended March 31, 2009 as compared to the comparable period of the year ended March 31, 2008. The discussion following the table is based on these results.

	Year Ended March 31,
	2009	2008
Operating revenues:
Software license fees	$1,379,135	$269,911
Revenues from communications air time	552,301	663,339
Net sales of communications devices	93	1,232

Total operating revenues	1,931,529	934,482

Cost of operating revenues:
Software license fees	696,999	74,485
Communications air time	608,518	737,673
Communications devices	2,596	24,719

Total cost of operating revenues	1,302,113	836,877

Gross profit (loss)	629,416	97,605

Operating expenses:
Selling, general and administrative expenses, including
stock-based compensation of $50,417 and
$59,583, respectively	998,767	934,401

Total operating expenses	998,767	934,401

Income (loss) from operations	(369,351)	(836,796)

Interest income	178	1,760
Interest expense	(1,840)	(161)

Income (loss) before income taxes	(371,013)	(835,597)

Income taxes (benefit)	---	----

Net income (loss)	$(371,013)	$(835,597)

Net income (loss) per share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares
outstanding - basic and diluted	29,160,680	23,946,681

Total Revenues

Revenues for year end March 2009 were $1,931,529 as compared to $934,482 for year end March 2008, an approximate increase of 107% of 2008. The Company's revenue growth was the result of its purchase of Voipswitch Inc in January 2008. The total revenues of airtime for the year end March 2009 were $552,301, that of communication devices was $93 and that of Software licenses was a total of $1,379,135. This compares to revenues of $663,339 for the year ending March 2008 from air time, $1,232 for communication devices and $269,911 license sales for that period. The Company’s client base is spread globally.  The revenues were generated from 52% of sales in Asia, 27% of sales in North America,14% of sales in Europe and  7% across other  regions.

Cost of Revenues

Cost of revenues for 2009 was $1,302,113 compared to $836,877 for 2008. The increase in cost of revenues in 2009 relates to a dramatic increase in sales. The increase in cost of revenue was also the result of Voiceserve hiring additional technology service professionals to complete its development of products, and service the current clientele. These costs of revenue accounted for the entire total for year end March 2009.

Gross Profit

The gross profit for year end Marh 2009 was $629,416 compared to $97,605 for 2008. The gross margin in 2009 was 33%. The increased sales of Voipswitch licenses with high gross margins caused the increase in gross margin.

Operating Expenses

Operating expenses for year end March 2009 were $998,767 as compared to $934,401 for year end March 2008. The increase in operating expenses was due primarily to higher advertising and selling expenses.

For the year ended March 31, 2009, amortization of intangible assets expense was $230,000.  $200,000 was included in cost of software license fees and $30,000 was included in selling, general and administrative expenses.

Income (loss) from operations

Income (Loss) from operations for the year ended March 31, 2009 totaled $(369,351) compared to $(836,796) for the year ended March 31, 2008, a decrease of $467,445 or approximately 56%. The decrease in loss from operations was due to the increase in revenues and gross profit.

Net income (loss)

Net loss was US$(371,013) in the fiscal year ended March 31, 2009, compared to US$(835,597) in the fiscal year ended March 31, 2008, a decrease of US$464,584, or 56%. Our net loss decreased because of the increase in revenues and gross profit.

The operating results of VoipSwitch have been included in the accompanying consolidated statements of operations from January 15, 2008 (date of acquisition).  Had the acquisition occurred April 1, 2007, pro forma operating revenues, net income (loss) and diluted net income (loss) per share would be $1,319,756, $(868,368), and $(0.03), respectively, for the year ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009 we had $175,072 in cash. A substantial amount of cash will be required in order to grow operations over the next twelve months. Based upon our current cash we may not be able to meet our current expenses and may need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

In connection with the Agreement, we entered into a Registration Rights Agreement with the Investor (”Registration Agreement”).  Pursuant to the Registration Agreement, we were obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering 2,335,550 shares of the common stock underlying the Investment Agreement within 15 days after the execution date.  We filed a registration statement with the SEC covering the Investor shares on October 4, 2007, which was then declared effective on November 6, 2007.

CRITICAL ACCOUNTING PRONOUNCEMENTS

Our significant accounting policies are summarized in Note 2 of our financial statements included in our report on this Form 10-K.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and interest rates. We do not have substantial operations at this time so they are not susceptible to these market risks.  If, however, we begin to generate substantial revenue, our operations may be materially impacted by interest rates and market prices.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VOICESERVE, INC.
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Voiceserve, Inc.

I have audited the accompanying consolidated balance sheets of Voiceserve, Inc. and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voiceserve, Inc. and subsidiaries as of March 31, 2009 and 2008 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
July 14, 2009

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$175,072	$50,046
Accounts receivable, net of allowance
for doubtful accounts of $0 and $29,788, respectively	31,243	62,851
Prepaid expenses	19,837	165,840

Total current assets	226,152	278,737

Property and equipment, net of accumulated depreciation
of $53,986 and $68,101, respectively	13,084	24,231
Intangible assets, net of accumulated amortization of
$277,917 and $47,917, respectively	2,365,874	2,496,874

Total assets	$2,605,110	$2,799,842

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$176,045	$160,051
Accrued expenses payable	48,347	77,815
Deferred software license fees	121,993	64,334
Loans payable to related parties	60,514	44,768
Due sellers of VoipSwitch Inc.	150,000	150,000

Total current liabilities	556,899	496,968

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
29,402,935 and 28,877,935 shares, respectively	29,403	28,878
Additional paid-in capital	4,330,765	4,231,445
Deficit	(2,328,713)	(1,957,700)
Accumulated other comprehensive income (loss)	16,756	251

Total stockholders' equity (deficiency)	2,048,211	2,302,874

Total liabilities and stockholders' equity (deficiency)	$2,605,110	$2,799,842

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended March 31,
	2009	2008
Operating revenues:
Software license fees	$1,379,135	$269,911
Revenues from communications air time	552,301	663,339
Net sales of communications devices	93	1,232

Total operating revenues	1,931,529	934,482

Cost of operating revenues:
Software license fees	690,999	74,485
Communications air time	608,518	737,673
Communications devices	2,596	24,719

Total cost of operating revenues	1,302,113	836,877

Gross profit (loss)	629,416	97,605

Operating expenses:
Selling, general and administrative expenses, including
stock-based compensation of $50,417 and
$59,583, respectively	998,767	934,401

Total operating expenses	998,767	934,401

Income (loss) from operations	(369,351)	(836,796)

Interest income	178	1,360
Interest expense	(1,840)	(161)

Income (loss) before income taxes	(371,013)	(835,597)

Income taxes (benefit)	-	-

Net income (loss)	$(371,013)	$(835,597)

Net income (loss) per share - basic and diluted	$(0.01)	$(0.03)

Weighted average number of shares
outstanding - basic and diluted	29,160,680	23,946,681

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders'
	$.001 par value		Paid-In		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balances,
March 31, 2007	22,173,140	$22,173	$1,084,918	$(1,122,103)	$(1,667)	$(16,679)

Sale of shares in
private placements,
less $9,477 private
placement costs	2,803,195	2,803	1,239,720	-	-	1,242,523

Settlement with
consultant	(50,000)	(50)	50	-	-	-

Shares issued pursuant
to consulting
agreement	200,000	200	109,800	-	-	110,000

Shares issued pursuant
to Investment
Agreement	1,600	2	707	-	-	709

Shares issued pursuant
to acquisition of
VoipSwitch Inc.	3,750,000	3,750	1,796,250	-	-	1,800,000

Foreign currency
translation
adjustment	-	-	-	-	1,918	1,918

Net income (loss)	-	-	-	(835,597)	-	(835,597)

Balances,
March 31, 2008	28,877,935	28,878	4,231,445	(1,957,700)	251	2,302,874

Sale of shares in
private placements	525,000	525	99,320	-	-	99,845

Foreign currency
translation
adjustment	-	-	-	-	16,505	16,505

Net income (loss)	-	-	-	(371,013)	-	(371,013)

Balances,
March 31, 2009	29,402,935	$29,403	$4,330,765	$(2,328,713)	$16,756	$2,048,211

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(371,013)	$(835,597)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	5,276	8,175
Amortization	230,000	47,917
Stock-based compensation	50,417	59,583
Changes in operating assets and liabilities:
Accounts receivable, net	31,608	(61,761)
Inventory	-	50,953
Prepaid expenses	95,586	(112,175)
Accounts payable	15,994	490
Accrued expenses payable	(29,468)	64,984
Deferred software license fees	57,659	15,860

Net cash provided by (used in) operating activities	86,059	(761,571)

Cash flows from investing activities:
Retirements (purchases) of property and equipment	5,871	(2,396)
Acquisition of VoipSwitch Inc.	(99,000)	(543,318)

Net cash provided by (used in) investing activities	(93,129)	(545,714)

Cash flows from financing activities:
Proceeds from sales of common stock	99,845	1,243,232
Increase (decrease) in loans payable to related parties	15,746	(97,907)

Net cash provided by (used in) financing activities	115,591	1,145,325

Effect of exchange rate changes on cash and cash equivalents	16,505	1,555

Increase (decrease) in cash and cash equivalents	125,026	(160,405)

Cash and cash equivalents, beginning of period	50,046	210,451

Cash and cash equivalents, end of period	$175,072	$50,046

Supplemental disclosures of cash flow information:

Interest paid	$1,840	$161

Income taxes paid	$-	$-

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

On January 15, 2008, VoiceServe acquired 100% of the issued and outstanding stock of VoipSwitch Inc. (“VoipSwitch”), a corporation incorporated in the Republic of Seychelles on May 9, 2005 (see Note 3).  VoipSwitch licenses software systems (online telephony management applications) to customers online.  Generally, the license of a system includes remote installation and initial configuration of the main system, training relating to the use of the system and modules, and 1 year technical support.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of March 31, 2009, the Company had negative working capital of $330,747.  Further, since inception, the Company has incurred losses of $2,328,713.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock.  Also, the Company plans to pursue new customers and certain acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(e)   Foreign Currency Translation

The functional currency of VoiceServe is the United States dollar.  The functional currency of Limited is the United Kingdom pound sterling (“£”).  The functional currency of VoipSwitch is the United States dollar.  The reporting currency of the Company is the United States dollar.  Limited’s assets and liabilities are translated into United States dollars at the period-end exchange rates ($1.429640 and $1.985884 at March 31, 2009 and March 31, 2008, respectively).  Limited’s revenue and expenses are translated at weighted average exchange rates ($1.729932 and $2.009897 for the years ended March 31, 2009 and March 31, 2008, respectively).  Translation adjustments are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheets.

(f)    Cash and Cash Equivalents

The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(g)   Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation.  Depreciation is calculated using an accelerated declining balance method over the estimated useful lives of the respective assets.

(h)  Intangible Assets

Intangible assets, net are stated at their estimated fair values at date of acquisition less accumulated amortization.  Amortization is calculated using the straight-line method over the estimated economic lives of the respective assets.

(i)    Goodwill and Intangible Assets with Indefinite Lives

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

(j)    Long-lived Assets

The Company reviews long-lived assets held and used, intangible assets with finite useful lives and assets held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If an evaluation of  recoverability is required, the estimated undiscounted future cash flows associated with the asset is compared to the asset’s carrying amount to determine if a write-down is required.  If the undiscounted cash flows are less than the carrying amount, an impairment  loss is recorded to the extent that the carrying amount exceeds the fair value.

(k)   Revenue Recognition

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Sales of communications devices are recorded when title passes to the customer which is generally at time of shipment to the customer.  Substantially all sales are prepaid by the customer by credit card.

(l)    Advertising

Advertising costs are expensed as incurred and amounted to $142,493 and $31,960 for the years ended March 31, 2009 and 2008, respectively.

(m)   Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS Nos. 123 and 123(R), “Accounting for Stock-Based Compensation” and “Share-Based Payment”.

(n)   Income Taxes

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

(o)  Net Income (Loss) per Share

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

Goodwill of $244,791 (excess of the $2,400,000 consideration, excluding the $600,000 contingent consideration, over the $2,155,209 identifiable net assets) was recorded at the acquisition date January 15, 2008.  In February and March 2008, $100,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.  In the year ended March 31, 2009, an additional $99,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.

The operating results of VoipSwitch have been included in the accompanying consolidated statements of operations from January 15, 2008 (date of acquisition).  Had the acquisition occurred April 1, 2007, pro forma operating revenues, net income (loss) and diluted net income (loss) per share would be $1,319,756, $(868,368), and $(0.03), respectively, for the year ended March 31, 2008.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of:

	March 31,
	2009	2008

Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	$2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	443,791	344,791

Total	2,643,791	2,544,791

Accumulated amortization	(277,917)	(47,917)

Intangible assets, net	$2,365,874	$2,496,874

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the years ended March 31, 2009 and 2008, amortization of intangible assets expense was $230,000 and $47,917, respectively.  $200,000 and $41,667, respectively,  was included in cost of software license fees.  $30,000 and $6,250, respectively, was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of March 31, 2009 follows:

Year ended March 31,	Amount
2010	$230,000
2011	230,000
2012	230,000
2013	225,833
2014	210,000
Thereafter	796,250

Total	$1,922,083

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

Deferred software license fees (attributable to PCS) for the years ended March 31, 2009 and 2008 were accounted for as follows:

	Year Ended March 31,
	2009	2008
Balance, beginning of period	$64,334	$-
Additions	168,800	88,474
Recognized as revenue	(111,141)	(24,140)

Balance, end of period	$121,993	$64,334

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	March 31,
	2009	2008
Due chief financial officer	$71	$99
Due chairman of the board of directors	18,289	25,405
Due chief operational officer	42,154	19,264

Total	$60,514	$44,768

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

In October 2007, VoiceServe issued 200,000 shares of its common stock (valued at $110,000) to an investor relations firm pursuant to a consulting agreement.

In the three months ended March 31, 2008, VoiceServe sold a total of 1,150,000 shares of its common stock to 6 investors at prices ranging from $0.40 to $0.50 per share for total consideration of $570,000.

On January 15, 2008 (see Note 3), VoiceServe issued 3,750,000 shares of its common stock (valued at $1,800,000) pursuant to its acquisition of VoipSwitch.

In the three months ended December 31, 2008, VoiceServe sold 25,000 shares of its common stock to an investor at a price of $0.40 per share for net consideration of $9,845.  In the three months ended December 31, 2008, VoiceServe sold 500,000 shares of its common stock to an investor at a price of $0.18 per share for net consideration of $90,000.

NOTE 8 – INCOME TAXES

No provisions for income taxes were recorded in years ended March 31, 2009 and 2008 since the Company incurred losses in those years.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of March 31, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2009.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 9 – SEGMENT INFORMATION

The Company operates in one business segment: telephone communications.

Operating revenues by customer geographic area follow:

	Year Ended March 31,
	2009	2008

Asia	$1,045,515	$437,884
North America	525,723	236,527
Europe	279,637	199,998
Other	80,654	60,073

Total	$1,931,529	$934,482

In the year ended March 31, 2008, one Asian customer accounted for 17% of total operating revenues, another Asian customer accounted for 11% of total operating revenues, and one North American customer accounted for 11% of total operating revenues.

NOTE 10 – RELATED PARTY TRANSACTIONS

For the years ended March 31, 2009 and 2008, consulting fees paid to officers, directors, and their affiliates totaled $306,278 and $310,635, respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

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

Service agreements

In connection with the acquisition of VoipSwitch, VoiceServe entered into service agreements with the three sellers.  The agreements have a three year term (to January 15, 2011) and provide for monthly compensation of $6,000 for each of the three individuals, or $18,000 per month total.  This compensation is included in cost of software license fees in the accompanying statements of operations.

Rental agreements

Limited rents office space at monthly rentals of £560 (or $801 translated at the March 31, 2009 exchange rate).  For the years ended March 31, 2009 and 2008, rent expense was $9,342 and $16,063, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On April 14, 2009, an additional $88,059 of the $600,000 “contingent consideration” notes payable was paid.  The $88,059 will be added to goodwill in the three months ended June 30, 2009.

Effective May 12, 2009, VoiceServe granted non –qualified stock options to 4 service providers exercisable into a total of up to 703,000 shares of common stock at an exercise price of $0.13 per share to December 23, 2013.  The options vest 2/3 on December 23, 2010 and 1/3 on December 23, 2011.  The $81,618 estimated fair value of the options will be expensed ratably over the remaining requisite service period from May 12, 2009 to December 23, 2011.

On May 21, 2009, VoiceServe approved the issuance of a total of 3,000,000 shares of its common stock to the three sellers of VoipSwitch for services rendered.  The $375,000 estimated fair value of the shares will be expensed in the three months ended June 30, 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our significant accounting policies are summarized in Note 2 of our financial statements included in our March 31, 2009.

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

Off-Balance Sheet Arrangements

We do not have any off- balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also  known as “special purpose entities” (SPEs)

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of  March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of March 31, 2009, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process, documentation, accounting policies, and our overall control environment.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of July 14, 2009 are as follows:

Aron Sandler	39	Chief Financial Officer and Director
Michael Bibelman	40	Chief Executive Officer and Director
Alexander Ellinson	44	Chairman of the Board of Directors & President
Mike Ottie	41	Chief Operational Officer and Director
Krzysztof Oglaza	34	Chief Technical Officer and Director
Michal Kozlowski	33	Chief Development Officer
Lukasz Nowak	31	Chief Integration Officer

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in the fiscal year ended March 31, 2009.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended March 31, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning annual and long-term compensation of our subsidiary, Voiceserve Limited, for their fiscal years ended March 31, 2009 and March 31, 2008, for their executive officers.

Annual Compensation
Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Aron Sandler,	2009	$0	0	0	0	0	0	0	0
Chief Financial	2008	$0	0	0	0	0	0	41,767	41,767
Officer	2007	0	0	0	0	0	0	0	0

Michael Bibelman, Chief Executive Officer	2009	0	0	0	0	0	0	107,432	107,432
	2008	$0	0	0	0	0	0	145,835	145,835
	2007	0	0	0	0	0	0	0	0

Alexander Ellinson,	2009	0	0	0	0	0	0	128,783	128,783
Chairman of the	2008	0	0	0	0	0	0	107,728	107,728
Board & President	2007	0	0	0	0	0	0	66,006	66,006

Mike Ottie, Chief Operational Officer	2009	0	0	0	0	0	0	70,063	70,063
	2008	0	0	0	0	0	0	15,305	15,305
	2007	0	0	0	0	0	0	41,945	41,945

(1) Each of these individuals and their affiliates were paid consulting fees for services rendered to Voiceserve Limited.

Employment Agreements

We do not have any employment agreements in place with any of our officers and directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following information table sets forth certain information regarding the Common Stock owned on March 31, 2009 by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Names and Address (1)	Shares Owned Number	Percentage (2)

Aron Sandler Chief Financial Officer and Director	5,000,000	17.01%

Alexander Ellinson President & Chairman of the Board of Directors	3,375,000	11.48%

Michael Bibleman Chief Executive Officer & Director	3,375,000	11.48%

Lukasz Nowak Chief Integration Officer	1,250,000	4.25%

Mike Ottie Chief Operational Officer & Director	4,500,000	15.30%

Krzysztof Oglaza Chief Technical Officer and Director	1,250,000	4.25%

Michal Kozlowski Chief Development Officer	1,250,000	4.25%

Daphne Arnstein (3)	1,068,750	3.63%

Rachel Weissbart (4)	1,111,815	3.78%

All Directors and Officers as a Group (7 persons)	22,180,565	75.44%

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(2)	Based on 29,402,935 shares of common stock outstanding as of March 31, 2009.

(3)	Wife of Alexander Ellinson.

(4)	Wife of Michael Bibelman.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On August 29, 2007, VoiceServe reached a settlement agreement with a consultant who rendered services relating to the reverse acquisition.  Pursuant to the settlement, 50,000 (of the 300,000 shares issued to this consultant in February 2007) shares of common stock were returned to VoiceServe and cancelled

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal years ended March 31, 2009 and March 31, 2008,  we were billed approximately $37,000 and $37,000 respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended March 31, 2009 and 2008 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended March 31, 2009 and 2008, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended March 31, 2009 and 2008.

Audit and Non-Audit Service Pre-Approval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated there under, the Board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to pre-approve services performed by the independent registered public accounting firm.

Audit Services. Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our financial statements. The Board of directors pre-approves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically pre-approved by the Board of directors. The Board of directors monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions and fees resulting from changes in audit scope or other items.

Audit-Related Services. Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our financial statements which are consistent with the SEC’s rules on auditor independence. The Board of directors pre-approves specified audit-related services within pre-approved fee levels. All other audit-related services must be pre-approved by the Board of directors.

Tax Services. The Board of directors pre-approves specified tax services that the Audit Committee believes would not impair the independence of the independent registered public accounting firm and that are consistent with SEC rules and guidance. The Board of directors must specifically approve all other tax services.

All Other Services. Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related and tax services categories. The Board of directors pre-approves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures. All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the Chairman of the Board of directors and the Chief Financial Officer. The Chief Financial Officer authorizes services that have been pre-approved by the Board of directors. If there is any question as to whether a proposed service fits within a pre-approved service, the Board of directors chair is consulted for a determination. The Chief Financial Officer submits requests or applications to provide services that have not been pre-approved by the Board of directors, which must include an affirmation by the Chief Financial Officer and the independent registered public accounting firm that the request or application is consistent with the SEC’s rules on auditor independence, to the Board of directors (or its Chair or any of its other members pursuant to delegated authority) for approval.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Voiceserve, Inc.
By:	/s/ Michael Bibelman
Chief Executive Officer

Dated:   July 14, 2009