Form 10-Q
period 2009-06-30
VOICESERVE INC
filed 2009-08-18
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

44 208 136 6000
(Issuer’s telephone number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 18, 2009: 32,402,935 shares of common stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VOICESERVE, INC.
Index to Financial Statements

Page
Financial Statements:

Consolidated Balance Sheets as of June 30, 2009 (Unaudited)
and March 31, 2009	F-2

Consolidated Statements of Operations for the three months ended
June 30, 2009 and 2008 (Unaudited)	F-3

Consolidated Statement of Changes in Stockholders’ Equity
(Deficiency) for the three months ended June 30, 2009 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the three months ended	F-5
June 30, 2009 and 2008 (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)	F-6

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2009	2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$93,546	$175,072
Accounts receivable, net of allowance
for doubtful accounts of $0 and $0, respectively	88,171	31,243
Prepaid expenses	9,532	19,837

Total current assets	191,249	226,152

Property and equipment, net of accumulated depreciation
of $62,681 and $53,986, respectively	13,799	13,084
Intangible assets, net of accumulated amortization of
$335,417 and $277,917, respectively	2,396,374	2,365,874

Total assets	$2,601,422	$2,605,110

Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$273,328	$176,045
Accrued expenses payable	46,645	48,347
Deferred software license fees	157,749	121,993
Loans payable to related parties	37,082	60,514
Due sellers of VoipSwitch Inc.	150,000	150,000

Total current liabilities	664,804	556,899

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
32,402,935 and 29,402,935 shares, respectively	32,403	29,403
Additional paid-in capital	4,707,030	4,330,765
Deficit	(2,773,153)	(2,328,713)
Accumulated other comprehensive income (loss)	(29,662)	16,756

Total stockholders' equity (deficiency)	1,936,618	2,048,211

Total liabilities and stockholders' equity (deficiency)	$2,601,422	$2,605,110

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Operating revenues:
Software license fees	$637,991	$198,205
Revenues from communications air time	22,787	271,113
Net sales of communications devices	1,126	-

Total operating revenues	661,904	469,318

Cost of operating revenues:
Software license fees	206,082	161,228
Communications air time	41,872	264,300
Communications devices	-	-

Total cost of operating revenues	247,954	425,528

Gross profit (loss)	413,950	43,790

Operating expenses:
Selling, general and administrative expenses
(including stock-based compensation of $379,265)	858,368	246,604

Total operating expenses	858,368	246,604

Income (loss) from operations	(444,418)	(202,814)

Interest income	1	136
Interest expense	(23)	(269)

Income (loss) before income taxes	(444,440)	(202,947)

Income taxes (benefit)	-	-

Net income (loss)	$(444,440)	$(202,947)

Net income (loss) per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	30,754,584	28,890,435

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity (Deficiency)
Three Months Ended June 30, 2009
(Unaudited)

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders'
	$.001 par value		Paid-In		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balances,
March 31, 2009	29,402,935	$29,403	$4,330,765	$(2,328,713)	$16,756	$2,048,211

Shares issued for
services	3,000,000	3,000	372,000	-	-	375,000

Stock options expense	-	-	4,265	-	-	4,265

Foreign currency
translation adjustment	-	-	-	-	(46,418)	(46,418)

Net income (loss)	-	-	-	(444,440)	-	(444,440)

Balances, June 30, 2009	32,402,935	$32,403	$4,707,030	$(2,773,153)	$(29,662)	$1,936,618

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(444,440)	$(202,947)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Stock-based compensation	379,265	-
Depreciation	1,177	1,514
Amortization	57,500	57,500
Changes in operating assets and liabilities:
Accounts receivable, net	(56,928)	43,726
Prepaid expenses	10,305	133,703
Accounts payable	97,283	3,784
Accrued expenses payable	(1,702)	277
Deferred software license fees	35,756	10,960

Net cash provided by (used in) operating activities	78,216	48,517

Cash flows from investing activities:
Acquisition of VoipSwitch Inc.	(88,000)	-
Purchases of property and equipment	-	-

Net cash provided by (used in) investing activities	(88,000)	-

Cash flows from financing activities:
Proceeds from sales of common stock	-	9,845
Increase (decrease) in loans payable to related parties	(28,286)	102

Net cash provided by (used in) financing activities	(28,286)	9,947

Effect of exchange rate changes on cash and cash equivalents	(43,456)	(24,943)

Increase (decrease) in cash and cash equivalents	(81,526)	33,521

Cash and cash equivalents, beginning of period	175,072	50,046

Cash and cash equivalents, end of period	$93,546	$83,567

Supplemental disclosures of cash flow information:

Interest paid	$23	$269

Income taxes paid	$-	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2009 and for the three months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the three months ended June 30, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2010.  The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2009 as included in our report on Form 10-K.

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
June 30, 2009
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

Goodwill of $244,791 (excess of the $2,400,000 consideration, excluding the $600,000 contingent consideration, over the $2,155,209 identifiable net assets) was recorded at the acquisition date January 15, 2008.  In February and March 2008, $100,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.  In the year ended March 31, 2009, an additional $99,000 of the “contingent consideration” notes payable was paid and added to goodwill.  In the three months ended June 30, 2009, an additional $88,000 of the “contingent consideration” notes payable was paid and added to goodwill.

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of:

	June 30,	March 31,
	2009	2009
Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	531,791	443,791

Total	2,731,791	2,643,791

Accumulated amortization	(335,417)	(277,917)

Intangible assets, net	$2,396,374	2,365,874

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the three months ended June 30, 2009 and 2008, amortization of intangible assets expense was $57,500.  $50,000 was included in cost of software license fees and $7,500 was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of June 30, 2008 follows:

Year ended March 31,	Amount
2010	$172,500
2011	230,000
2012	230,000
2013	225,833
2014	210,000
Thereafter	796,250

Total	$1,864,583

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	June 30, 2009	March 31, 2009
Due chief financial officer	$82	$71
Due chairman of the board of directors	21,043	18,289
Due chief operational officer	15,957	42,154

Total	$37,082	$60,514

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

Common stock issuances

On May 21, 2009, VoiceServe issued a total of 3,000,000 shares of its common stock to the three sellers of VoipSwitch for services rendered.  The $375,000 estimated fair value of the shares is included in selling, general and administrative expenses in the three months ended June 30, 2009.

Stock options

Effective May 12, 2009, VoiceServe granted non-qualified stock options to 4 service providers exercisable into a total of up to 703,000 shares of common stock at an exercise price of $0.13 per share to December 23, 2013.  The options vest 2/3 on December 23, 2010 and 1/3 on December 23, 2011.  The $81,618 estimated fair value of the options (calculated  using the Black-Scholes option pricing model and the following assumptions: (i) $0.15 share price, (ii) 5 year term, (iii) 100% expected volatility, and (iv) 3% risk free interest rate) is being expensed ratably over the requisite service period from May 12, 2009 to December 23, 2011.

NOTE 7 – INCOME TAXES

No provisions for income taxes were recorded in the three months ended June 30, 2009 and 2008 since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of June 30, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2009 and 2008, consulting fees paid to officers, directors, and their affiliates totaled $182,589 and $96,649, respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations. .

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

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

Rental agreements

Limited rents office space at monthly rentals of £560 (or $921 translated at the June 30, 2009 exchange rate).  For the three months ended June 30, 2009 and 2008, rent expense was $3,008 and $3,692, respectively.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

RESULTS OF OPERATIONS

Results of Operation for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

The following table presents the statement of operations for the three months ended June 30, 2009 as compared to the comparable period of the three months ended June 30, 2008. The discussion following the table is based on these results.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For The Three Months
	Ended June 30,
	2009	2008
Operating revenues:
Revenues from communications air time	$22,787	$271,113
Software license fees	637,991	$198,205
Net sales of communications devices	1,126	-

Total operating revenues	661,904	$469,318

Cost of operating revenues:
Communications air time	41,872	$264,300
Software license fees	206,082	$161,228
Communications devices	-	-

Total cost of operating revenues	247,954	$425,528

Gross profit (loss)	413,950	$43,790

Operating expenses:
Selling, general and administrative	858,368	$246,604
expenses

Total operating expenses	858,368	$246,604

Income (loss) from operations	(444,418)	$(202,814)

Interest income	1	$136
Interest expense	(23)	$(269)

Income (loss) before income taxes	(444,440)	$(202,947)

Income taxes (benefit)	-	-

Net income (loss)	(444,440)	$(202,947)

Net income (loss) per share
- basic and diluted	(0.01)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	$30,754,584	$28,890,435

Total Revenues

We had revenues of $661,904 for the three months ended June 30, 2009 and $469,318 for the three months ended June 30, 2008.

The Company's revenue growth was the result of its purchase of Voipswitch Inc. and the sale of air time through wholesale minute distributors. The total revenues of airtime for the quarter ended June 30, 2009 were $22,787 and that of Software licenses was $637,991. This compares to revenues of $271,113 for the same period ending June 30, 2008 from air time, and $198,205 for license sales for that period.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2009 was $247,954 compared to $425,528 for the same quarter ended June 30, 2008.  The increase in cost of revenues in 2009 relates to a dramatic increase in sales. The increase in cost of revenues was also the result of Voiceserve hiring additional technology service professionals to complete its development of products, and service the current clientele.

Gross Margin

The gross profit for the three months ended June 30, 2009 is $413,950 compared to a gross profit of $43,970 for the same quarter ended June 30, 2008. The sale of Voipswitch licenses with very significant gross margins caused the dramatic increase in the gross margin. The gross margin for the quarter ended June 30, 2009 is 63% compared to 9% for the same quarater ended June 30, 2008.

Operating Expenses

Operating expenses for three months ended June 30, 2009 were $858,368 as compared to $246,604 for the same period ended June 30, 2008. The increase in operating expenses was primarily due to higher stock-based compensation and professional and consulting fees in 2009.

Income (loss) from operations

Profits from operations for the three months ended June 30, 2009 totaled $(444,418) compared to a loss of $(202,947) for the same period ended June 30, 2008.  The dramatic swing from losses to profitability from operations was primarily due to sales from Voipswitch Solutions following the purchase of Voipswitch Inc. on January 15, 2008.

Net income (loss)

Net profit was $(444,440) for the three months ended June 30, 2009, compared to $(202,947) for the same period ended June 30, 2008.  The swing from losses to profitability is mainly due to the sales of the Voipswitch solutions.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009 we had $93,546 in cash. A substantial amount of cash will be required in order to grow operations over the next twelve months. Based upon our current cash we may not be able to meet our current expenses and may need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

As of August 14th, 2009, we have not exercised our Puts rights pursuant to our investment agreement with the Investor since there was not enough liquidity in our stock to exercise the Dutchess Put Option. We are currently looking for private placement financing to increase our capital.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are summarized in Note 2 of our financial statements included in our annual report on Form 10-K for the year ended December 31, 2008. Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

The impact on the Company’s financial position and results of operations from accounting pronouncements which went effective and were adopted by the Company in the periods presented was not material. The future impact of accounting pronouncements issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company are not expected to be material.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and procedures

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

VOICESERVE, INC.

Date: August 18, 2009	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer

Date: August 18, 2009	By:	/s/ Aron Sandler
Chief Financial Officer and Principal
Accounting Officer