Form 10-Q
period 2009-09-30
VOICESERVE INC
filed 2009-11-18
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 17, 2009: 32,402,935 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September
	30,	March 31,
	2009	2009
Assets	(Unaudited)

Current assets:
Cash and cash equivalents	$156,283	$175,072
Accounts receivable, net of allowance
for doubtful accounts of $0 and $0, respectively	81,452	31,243
Prepaid expenses	57,183	19,837

Total current assets	294,918	226,152

Property and equipment, net of accumulated depreciation
of $61,594 and $53,986, respectively	12,815	13,084
Intangible assets, net of accumulated amortization of
$392,917 and $277,917, respectively	2,338,874	2,365,874

Total assets	$2,646,607	$2,605,110

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$307,309	$176,045
Accrued expenses payable	45,480	48,347
Deferred software license fees	212,166	121,993
Loans payable to related parties	36,078	60,514
Due sellers of VoipSwitch Inc.	150,000	150,000

Total current liabilities	751,033	556,899

Stockholders' equity :
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
32,402,935 and 29,402,935 shares, respectively	32,403	29,403
Additional paid-in capital	4,714,875	4,330,765
Deficit	(2,830,631)	(2,328,713)
Accumulated other comprehensive income (loss)	(21,073)	16,756

Total stockholders' equity	1,895,574	2,048,211

Total liabilities and stockholders' equity	$2,646,607	$2,605,110

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Operating revenues:
Software license fees	$725,709	$330,367	$1,363,700	$528,572
Revenues from communications air time	23,662	157,256	46,449	428,369
Net sales of communications devices	534		1,660

Total operating revenues	749,905	487,623	1,411,809	956,941

Cost of operating revenues:
Software license fees	218,901	186,043	424,983	347,271
Communications air time	36,834	269,032	78,706	533,332
Communications devices	122	-	122	-

Total cost of operating revenues	255,857	455,075	503,811	880,603

Gross profit	494,048	32,548	907,998	76,338

Operating expenses:
Selling, general and administrative
expenses (including stock - based
compensation of $7,845, $0, $387,110,
and $0, respectively)	551,529	203,179	1,409,897	449,783

Total operating expenses	551,529	203,179	1,409,897	449,783

Income (loss) from operations	(57,481)	(170,631)	(501,899)	(373,445)

Interest income	-	5	1	141
Interest expense	3	(857)	(20)	(1,126)

Income (loss) before income taxes	(57,478)	(171,483)	(501,918)	(374,430)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$(57,478)	$(171,483)	$(501,918)	$(374,430)

Net income (loss) per share
- basic and diluted	$(0.00)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	32,402,935	28,946,413	31,578,760	28,918,424

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended September 30, 2009
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Total
	$.001 par value		Paid-In		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances,
March 31, 2009	29,402,935	$29,403	$4,330,765	$(2,328,713)	$16,756	$2,048,211

Shares issued for
services	3,000,000	3,000	372,000	-	-	375,000

Stock options expense	-	-	12,110	-	-	12,110

Foreign currency
translation adjustment	-	-	-	-	(37,829)	(37,829)

Net income (loss)	-	-	-	(501,918)	-	(501,918)

Balances,
September 30, 2009	32,402,935	$32,403	$4,714,875	$(2,830,631)	$(21,073)	$1,895,574

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(501,918)	$(374,430)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Stock-based compensation	387,110	-
Depreciation	7,608	2,957
Amortization	115,000	115,000
Changes in operating assets and liabilities:
Accounts receivable, net	(50,209)	53,325
Prepaid expenses	(37,346)	156,257
Accounts payable	131,264	25,282
Accrued expenses payable	(2,867)	(32,425)
Deferred software license fees	90,173	(1,305)

Net cash provided by (used in) operating activities	138,815	(55,339)

Cash flows from investing activities:
Acquisition of VoipSwitch Inc.	(88,000)	(99,000)
Purchases of property and equipment	(7,339)	-

Net cash provided by (used in) investing activities	(95,339)	(99,000)

Cash flows from financing activities:
Proceeds from sales of common stock	-	99,845
Increase (decrease) in loans payable to related parties	(24,436)	(4,638)

Net cash provided by (used in) financing activities	(24,436)	95,207

Effect of exchange rate changes on cash and cash equivalents	(37,829)	26,131

Increase (decrease) in cash and cash equivalents	(18,789)	(33,001)

Cash and cash equivalents, beginning of period	175,072	50,046

Cash and cash equivalents, end of period	$156,283	$17,045

Supplemental disclosures of cash flow information:

Interest paid	$20	$1,126

Income taxes paid	$-	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
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

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2009 and for the six months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

September 30, 2009 and the results of operations and cash flows for the six months ended September 30, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2010.  The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date.

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
September 30, 2009
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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of:

	September 30,	March 31,
	2009	2009
Acquisition of VoipSwitch:
Developed software (for licensing to Customers)	$2,000,000	2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	531,791	443,791

Total	2,731,791	2,643,791

Accumulated amortization	(392,917)	(277,917)

Intangible assets, net	$2,338,874	2,365,874

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the six months ended September 30, 2009, amortization of intangible assets expense was $115,000.  $100,000 was included in cost of software license fees and $15,000 was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of September 30, 2009 follows:

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Year ended March 31,	Amount
2010	$115,000
2011	230,000
2012	230,000
2013	225,833
2014	210,000
Thereafter	796,250

Total	$1,807,083

NOTE 5 – DEFERRED SOFTWARE LICENSE FEES

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

Deferred software license fees (attributable to PCS) for the six months ended September 30, 2009 and the year ended March 31, 2009 were accounted for as follows:

	Six Months Ended	Year Ended
	September 30,	March 31,
	2009	2009
Balance, beginning of period	$121,993	$64,334
Additions	187,873	168,800
Recognized as revenue	(97,700)	(111,141)

Balance, end of period	$212,166	$121,993

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	September 30, 2009	March 31, 2009
Due chief financial officer	$80	$71
Due chairman of the board of directors	15,525	18,289
Due chief operational officer	20,473	42,154

Total	$36,078	$60,514

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

NOTE 7 – STOCKHOLDERS’ EQUITY

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 8 – INCOME TAXES

No provisions for income taxes were recorded in the six months ended September 30, 2009 and 2008 since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of September 30, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 9 – RELATED PARTY TRANSACTIONS

For the six months ended September 30, 2009 and 2008, consulting fees paid to officers, directors, and their affiliates totaled $339,484, and $180,946, respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Service agreements

In connection with the acquisition of VoipSwitch, VoiceServe entered into service agreements with the three sellers.  The agreements have a three year term (to January 15, 2011) and provide for monthly compensation of $6,000 for each of the three individuals, or $18,000 per month total.

Rental agreements

Limited rents office space at monthly rentals of £560 (or $896 translated at the September 30, 2009 exchange rate).  For the six months ended September 30, 2009 and 2008, rent expense was $6,772 and $6,863, respectively.

NOTE 11 – SUBSEQUENT EVENTS

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

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

We had revenues of $749,905 for the three months ended September 30, 2009 and $487,623 for the three months ended September 30, 2008. Operating expenses for the three months ended September 30, 2009 increased to $551,530 from $203,179 for the three months ended September 30, 2008 representing an increase of $348,351.

Results of Operations for the Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008

We had revenues of $1,411,809 for the six months ended September 30, 2009 and $956,941 for the six months ended September 30, 2008. Operating expenses for the six months ended September 30, 2009 increased to $1,409,897 from $449,783 for the six months ended September 30, 2008 representing an increase of $960,114

The increase in sales is attributed to various factors. The company has begun exhibiting globally at prominent and significant IT and Voip exhibitions. Presence at shows increases awareness to the company’s broad spectrum of its software products and modules. Prior to the exhibitions, in addition to advertising the company sends e-mails to its entire data base inviting its clientele. The current Voipswitch clients that attend are given a demo of the company’s new features and modules and are given the opportunity to upgrade their features.

In the last few months Voiceserve’s Voipswitch softswitch has expanded its modules. It has added three different types of mobile dialers. Windows, android and the apple dialers. This allows connectivity to the Voipswitch softphone not only from a PC but even from a mobile phone whilst in Wifi, 3G or edge environment. These new added modules contributed to an increase in sales. The modules are easily added to current Voipswitch softwares, and can also be downloaded onto competitor’s platforms. The mobile dialer purchaser once having added the feature onto the softswitch can thereby expand his operations dramatically.
The company advertises on Google via pay per click. A perspective Voip switch client, who enters in Google the word Voipswitch will see the companies details. Thereafter an enquiry will be sent to be followed up by the sales team. Due to increase demand the company has increased its budget paying google for this feature and has seen an increase in sales from this sales front as well.

The increased costs in sales are due to an increase in sales. The company has increased its advertising budget on google, a major component promoting the Voipswitch features globally.  Consultancy fees have risen due to the fact that the company has increased its customer support services. Technicians have also been commissioned to enhance the current modules, and venture into new VOIP arenas. Exhibiting nearly every second month has added additionally to the companies expenses. A rise in the SG and A is due to the rise in travel costs and hotels. An average of four to five personnel attends the exhibitions in order to accommodate the visitors. Preparation of the stands at exhibitions, which are custom made to attract the potential clientele are additional costs that contribute to the rise in the SG and A. Costs have also risen due to the sale of the dialers. For every Symbian dialer sold for example a fee is payable to Symbian.

Liquidity and Capital Resources

As of September 30, 2009 we had $156,283 in cash. A substantial amount of cash will be required in order to grow operations over the next twelve months. Based upon our current cash we may not be able to meet our current expenses and may need additional capital. We intend to seek advice from investment professionals on how to obtain additional capital and believe that by being a public entity we will be more attractive to sources of capital. In addition, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern

Investment agreement

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

Item 4 Controls and Procedures

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

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009  that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VOICESERVE, INC.

Date: November 17, 2009	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer

Date: November 17, 2009	By:	/s/ Aron Sandler
Chief Financial Officer and Principal
Accounting Officer