Form 10-Q
period 2009-12-31
VOICESERVE INC
filed 2010-02-11
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February11, 2010: 32,402,935 shares of common stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Page

Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 (Unaudited)
and March 31, 2009	F-2

Consolidated Statements of Operations for the three and nine months
ended December 31, 2009 and 2008 (Unaudited)	F-3

Consolidated Statement of Changes in Stockholders’ Equity
for the nine months ended December 31, 2009 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the nine months ended
December 31, 2009 and 2008 (Unaudited)	F-5

Notes to Consolidated Financial Statements (Unaudited)	F-6

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	March 31,
	2009	2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$179,312	$175,072
Accounts receivable, net of allowance
for doubtful accounts of $64,679 and $0, respectively	78,418	31,243
Inventory	4,506
Prepaid expenses and other current assets	76,201	19,837

Total current assets	338,437	226,152

Property and equipment, net of accumulated depreciation
of $63,157 and $53,986 respectively	12,023	13,084
Intangible assets, net of accumulated amortization of
$450,417 and $277,917, respectively	2,281,374	2,365,874

Total assets	$2,631,834	$2,605,110

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$305,142	$176,045
Accrued expenses payable	45,485	48,347
Deferred software license fees	247,783	121,993
Loans payable to related parties	36,452	60,514
Due sellers of VoipSwitch Inc.	150,000	150,000

Total current liabilities	784,862	556,899

Stockholders' equity:
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
32,402,935 and 29,402,935 shares, respectively	32,403	29,403
Additional paid-in capital	4,722,722	4,330,765
Deficit	(2,878,616)	(2,328,713)
Accumulated other comprehensive income (loss)	(29,537)	16,756

Total stockholders' equity	1,846,972	2,048,211

Total liabilities and stockholders' equity	$2,631,834	$2,605,110

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008
Operating revenues:
Software license fees	$917,793	$354,632	$2,281,493	$883,204
Revenues from communications air time	66,548	84,553	112,997	512,922
Net sales of communications devices	897	-	2,557	-

Total operating revenues	985,238	439,185	2,397,047	1,396,126

Cost of operating revenues:
Software license fees	283,149	166,379	708,132	513,650
Communications air time	60,498	76,866	102,724	466,293
Communications devices	1	-	123	-

Total cost of operating revenues	343,648	243,245	810,979	979,943

Gross profit (loss)	641,590	195,940	1,586,068	416,183

Operating expenses:
Selling, general and administrative
expenses	689,575	165,533	2,135,952	759,221

Total operating expenses	689,575	165,533	2,135,952	759,221

Income (loss) from operations	(47,985)	30,407	(549,884)	(343,038)

Interest income	-	60	1	201
Interest expense	-	62	(20)	(1,064)

Income (loss) before income taxes	(47,985)	30,529	(549,903)	(343,901)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$(47,985)	$30,529	$(549,903)	$(343,901)

Net income (loss) per share
- basic and diluted	$(0.00)	$0.00	$(0.02)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	32,402,935	29,402,935	31,853,485	29,079,928

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended December 31, 2009
(Unaudited)

					Accumulated
	Common Stock,		Additional		Other	Total
	$.001 par value		Paid-In		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances,
March 31, 2009	29,402,935	$29,403	$4,330,765	$(2,328,713)	$16,756	$2,048,211

Shares issued for
services	3,000,000	3,000	372,000	-	-	375,000

Stock options expense	-	-	19,957	-	-	19,957

Foreign currency
translation adjustment	-	-	-	-	(46,293)	(46,293)

Net income (loss)	-	-	-	(549,903)	-	(549,903)

Balances,
December 31, 2009	32,402,935	$32,403	$4,722,722	$(2,878,616)	$(29,537)	$1,846,972

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(549,903)	$(343,901)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	9,171	4,175
Amortization	172,500	172,500
Stock-based compensation	394,957	-
Changes in operating assets and liabilities:
Accounts receivable, net	(47,175)	62,851
Inventory	(4,506)	-
Prepaid expenses and other current assets	(56,364)	130,655
Accounts payable	129,097	17,740
Accrued expenses payable	(2,862)	(31,804)
Deferred software license fees	125,790	10,332

Net cash provided by (used in) operating activities	170,705	22,548

Cash flows from investing activities:
Acquisition of VoipSwitch Inc.	(88,000)	(137,000)
Purchases of property and equipment	(8,110)	-

Net cash provided by (used in) investing activities	(96,110)	(137,000)

Cash flows from financing activities:
Proceeds from sales of common stock	-	99,845
Increase (decrease) in loans payable to related parties	(24,062)	(11,821)

Net cash provided by (used in) financing activities	(24,062)	88,024

Effect of exchange rate changes on cash and cash equivalents	(46,293)	46,742

Increase (decrease) in cash and cash equivalents	4,240	20,314

Cash and cash equivalents, beginning of period	175,072	50,046

Cash and cash equivalents, end of period	$179,312	$70,360

Supplemental disclosures of cash flow information:

Interest paid	$-	$1,064

Income taxes paid	$-	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
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

On January 15, 2008, VoiceServe acquired 100% of the issued and outstanding stock of VoipSwitch Inc. (“VoipSwitch”), an applications development company focused on high quality, scalable and cost efficient Voice Over Internet Protocol (“VoIP”) transmission technology solutions for global telecommunications service providers. Its softswitch platform provides complete Internet Telephony services to wholesalers, resellers, businesses and residences.  VoipSwitch was incorporated in the Republic of Seychelles on May 9, 2005 (see Note 3).    Generally, the license of a VoipSwitch system includes remote installation and initial configuration of the main system, training relating to the use of the system and modules, and 1 year technical support.

VoiceServe is a holding company for its wholly owned subsidiaries Limited (since February 20, 2007) and VoipSwitch (since January 15, 2008) and, as such, has no operations.

Limited is engaged in the telephone communications business, offering advanced VoIP services under the brand name Call-to-PBX to customers through the VoipSwitch software platform.  Call-to-PBX services enable customers to access the Company’s exchange via the Internet and through exchange connections with numerous sources of telephone communications at discounted rates through telephone handsets, computers and cell phones.   Its advanced VoIP telephony services are designed for both residential and business use.  Services include a personalized, highly sophisticated private branch exchange (“PBX”) system that provides constant availability regardless of global location. All telephony services are delivered over Internet connections, eliminating the need for costly, on-premise phone systems. The software platform offers virtual office extensions, automated attendants, conference bridges, and extension to extension dialing, in addition to a rich variety of other features normally offered on physical PBX equipped systems.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

The consolidated financial statements include the accounts of VoiceServe and its wholly owned subsidiaries Limited and VoipSwitch (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2009 and for the three and nine months ended December 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2009 and the results of operations and cash flows for the three and nine months ended December 31, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine month period ended December 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2010. The balance sheet at March 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2009 as included in our report on Form 10-KSB.

Certain prior period amounts have been reclassified (decreasing cost of revenues and increasing selling, general and administrative expenses) to conform with current period presentation. The reclassifications have no effect on income (loss) from operations or net income (loss).

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

Payment of the monthly installments of the $600,000 notes payable is contingent upon and limited each month to the future monthly net income of VoipSwitch.  Accordingly, pursuant to Accounting Standards Codification (“ASC”) 805, “Business Combinations” (then SFAS No. 141), this $600,000 “contingent consideration” portion of the $3,000,000 total purchase price was not included in the initial recorded cost of the acquisition or the recorded notes payable.  If and when the contingency is resolved and payments of the $600,000 notes payable are made, such paid amounts will be added to goodwill.

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

Goodwill of $244,791 (excess of the $2,400,000 consideration, excluding the $600,000 contingent consideration, over the $2,155,209 identifiable net assets) was recorded at the acquisition date January 15, 2008.  In February and March 2008, $100,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.  In the year ended March 31, 2009, an additional $99,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill. In the nine months ended December 31, 2009, an additional $88,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.  The balance remaining on the notes payable as of December 31, 2009 is $313,000.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of:

	December 31,	March 31,
	2009	2009
Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	$2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	531,791	443,791

Total	2,731,791	2,643,791

Accumulated amortization	(450,417)	(277,917)

Intangible assets, net	$2,281,374	$2,365,874

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the nine months ended December 31, 2009 and 2008, amortization of intangible assets expense was $172,500.  $150,000 was included in cost of software license fees and $22,500 was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of December 31, 2009 follows:

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

Year ending March 31,	Amount
2010	$57,500
2011	230,000
2012	230,000
2013	225,833
2014	210,000
Thereafter	796,250

Total	$1,749,583

NOTE 5 – DEFERRED SOFTWARE LICENSE FEES

The licenses of the VoipSwitch systems generally include certain postcontract customer support (“PCS”).  In accordance with ASC 985, “Software Revenue Recognition”, the Company allocates a portion of the license fees to PCS based on the vendor-specific objective evidence of fair value (generally $800 for 1 year technical support) of the PCS and recognizes the PCS revenues ratably over the period of the agreed PCS.

Deferred software license fees (attributable to PCS) for the nine months ended December 31, 2009 and the year ended March 31, 2009 were accounted for as follows:

	Nine Months Ended	Year Ended
	December 31,	March 31,
	2009	2009
Balance, beginning of period	$121,993	$64,334
Additions	311,873	168,800
Recognized as revenue	(186,083)	(111,141)

Balance, end of period	$247,783	$121,993

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	December 31, 2009	March 31, 2009
Due chief financial officer	$80	$71
Due chairman of the board of directors	15,686	18,289
Due chief operational officer	20,686	42,154

Total	$36,452	$60,514

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

NOTE 8 – INCOME TAXES

No provisions for income taxes were recorded in the nine months ended December 31, 2009 and 2008 since the Company incurred losses in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of December 31, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2009.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 9 – RELATED PARTY TRANSACTIONS

For the nine months ended December 31, 2009 and 2008, consulting fees paid to officers, directors, and their affiliates totaled $484,424 and $270,402, respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)

In connection with the Agreement, we entered into a Registration Rights Agreement with the Investor (”Registration Agreement”).  Pursuant to the Registration Agreement, we were obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering 2,335,550 shares of the common stock underlying the Investment Agreement within 15 days after the execution date.  In addition, we were obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the execution date, which occurred November 6, 2007. To date, the Company has not exercised its Puts under this agreement. The Investment Agreement with the Investor expires on August 20, 2010.

Service agreements

In connection with the acquisition of VoipSwitch, VoiceServe entered into service agreements with the three sellers.  The agreements have a three year term (to January 15, 2011) and provide for monthly compensation of $6,000 for each of the three individuals, or $18,000 per month total.

Rental agreements

Limited rents office space at monthly rentals of £710 (or $1,148 translated at the December 31, 2009 exchange rate).  For the nine months ended December 31, 2009 and 2008, rent expense was $9,950 and $9,527, respectively.

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

VoiceServe Limited was founded in March 2002 by Michael Bibelman, Alexander Ellinson and Mike Ottie. The founders each have over 15 years of experience in the telecommunications industry. Their career began in 1991 when the founders of Econophone Inc. (“Econophone”) came to Europe looking for agents to market international “call-back” and calling cards. Econophone had developed a “call-back” and alternative direct service. They worked as independent resellers of calling cards creating markets in Europe and third world countries transmitting the calls via universal 0800 numbers. By being independent agents our founders discovered a huge potential in the market for pre-paid calling cards that did not need to be physically put into the slot of a pay phone. The pre-paid card had an access number accompanied with a pin number. Our founders helped Econophone develop and enhance this feature. Moreover, our founders were one of the first groups in the industry to market such a product in Europe. Our founders introduced, amongst the many famous European distributors to market such a product, the Audax Group (“Audax”), based in Holland with an annual turnover in excess of 850 million Euros. Through the Audax distribution channels, cards were marketed throughout the Benelux. Our founders were also instrumental in aiding Econophone LLC in its transformation from a privately held company to one listed on the New York Stock Exchange, known thereafter as Viatel. Once Viatel was listed on the New York Stock Exchange, our founders independently set up their own ISDN and VoIP platforms with the intention of developing and bringing the world of telecoms into its next stage-a complete solution in one.

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

Payment of the monthly installments of the $600,000 notes payable is contingent upon and limited each month to the future monthly net income of VoipSwitch.  Accordingly, pursuant to SFAS No. 141, this $600,000 “contingent consideration” portion of the $3,000,000 total purchase price was not included in the initial recorded cost of the acquisition or the recorded notes payable.  If and when the contingency is resolved and payments of the $600,000 notes payable are made, such paid amounts will be added to goodwill.  To date, the Company has made a total of $287,000 in such payments.

VoipSwitch develops and implements various types of software that facilitate the deployment of VoIP services globally, and to-date has successfully implemented over 800 VoipSwitch systems around the world.

VoipSwitch is a complete IP telephony offering a variety of services including device to phone technology, pc to phone/web to phone features, calling cards, SMS/ANI/PIN/DID/WEB callback, DIDs' mapping, call shops and more. Unlike competitive systems composed of many different parts, the VoipSwitch platform is fully integrated in one application that makes it exceptionally easy to manage. All elements that are necessary for successful VoIP implementation are already built in.  All the features are integrated in one multiple server based application.

VoiceServe has established a minute trading platform “Voip Proxy” whereby wholesale minutes are offered to VoipSwitch clients. Non VoipSwitch clients can also be connected to the Wholesale Minute platform.

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

a) Maintain sales of approximately 20 VoipSwitch solutions monthly with an average of 10% monthly increase,
b) Launch IPTV by the latter quarter of 2010,

c) Launch Mobile GSM-WIFI Phone the latter quarter of 2010,
d) Launch VoipSwitch “Office” during the cause of the third quarter,
e) Increase Voip Proxy volumes at a monthly rate of 15%,
f) Establish Haloswiat in Poland.

VoiceServe plans on establishing distribution networks in Brazil and the USA in the very near future. VoiceServe’s mission is to be the leader in introducing complete “Softswitch” solutions at very competitive prices to the growing global markets. Through close customer contact and excellent relationships, we will meet the needs of our customers wherever we can. While the Company believes it can generate sufficient free cash flow to sustain its operations, conditions and/or markets may change,and the Company may not be able to meet its current expenses and may need additional capital., Furthermore, additional capital may be needed to maximize existing worldwide opportunities.  Consequently, we intend to seek advice from investment professionals on how to obtain additional capital over the next three months; however, there is no assurance we will be successful in raising additional capital.

Results of Operations for the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

We had revenues of $985,238 for the three months ended December 31, 2009 and $439,185 for the three months ended December 31, 2008. Operating expenses for the three months ended December 31, 2009 increased to $689,575 from $165,533 for the three months ended December 31, 2008 representing an increase of $524,042.

Results of Operations for the Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008

We had revenues of $2,397,047 for the nine months ended December 31, 2009 and $1,396,126 for the nine months ended December 31, 2008. Operating expenses for the nine months ended December 31, 2009 increased to $2,135,952 from $759,221 for the nine months ended December 31, 2008 representing an increase of $1,376,731.

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

Liquidity and Capital Resources

As of December 31, 2009 we had $179,312 in cash and cash equivalents. While the Company believes it can generate sufficient free cash flow to sustain its operations, conditions and/or markets may change,and the Company may not be able to meet its current expenses and may need additional capital., Furthermore, additional capital may be needed to maximize existing worldwide opportunities.  Consequently, we intend to seek advice from investment professionals on how to obtain additional capital over the next three months; however, there is no assurance we will be successful in raising additional capital.

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

In connection with the Agreement, we entered into a Registration Rights Agreement with the Investor (”Registration Agreement”).  Pursuant to the Registration Agreement, we were obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering 2,335,550 shares of the common stock underlying the Investment Agreement within 15 days after the execution date.  We filed a registrations statement with the SEC covering the Investor shares on October 4, 2007, which was then declared effective on November 6, 2007.  To date, the Company has not exercised its Puts under this agreement. The Investment Agreement with the Investor expires on August 20, 2010.

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

Item 4. Controls and Procedures

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

VOICESERVE, INC.

Date: February 11, 2010	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer

Date: February 11, 2010	By:	/s/ Aron Sandler
Chief Financial Officer and Principal
Accounting Officer