Form 10-K
period 2010-03-31
VOICESERVE INC
filed 2010-06-29
CIK 1353505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

  FORM 10-K

(Mark One)
☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51882

VOICESERVE, INC.
(Name of small business issuer in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Grosvenor House 1 High Street Middlesex, England	HA8, 7TA
(Address of principal executive offices)	(Zip Code)

(44) 208-136-6000
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐      No   ☒

Number of shares of the registrant’s common stock outstanding as of June 29, 2010 was 35,162,935.

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 2.	PROPERTIES	6
ITEM 3.	LEGAL PROCEEDINGS	6
ITEM 4.	(REMOVED AND RESERVED)	6

PART II

ITEM 5.	MARKET FOR REGISTRANT ’ S COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	6
ITEM 6.	SELECTED FINANCIAL DATA	7
ITEM 7.	MANAGEMENT ’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	7
ITEM 7A.	QUANTITATIVE AND QUALITATIVE D ISCLOSURES ABOUT MARKET RISK	12
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	F-
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	13
ITEM 9A.	CONTROLS AND PROCEDURES	13

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	14
ITEM 11.	EXECUTIVE COMPENSATION	16
ITEM 12.	SECURITY O WNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	13
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	18
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	19

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	20

PART I

ITEM 1.DESCRIPTION OF BUSINESS

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our fiscal year 2010 Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

GENERAL

Our mission is to enable VoIP business and entrepreneurs to offer a full array of VoIP services globally. Since the company was founded, we have worked to achieve this mission by creating technology that addresses the principle communication needs  through the economical use of VoIP. We develop and market software, services and solutions that we believe empowers our customers to communicate more efficiently and economically through the Internet throughout the world. VoipSwitch’s software enables communications providers, businesses, enterprises, hotels and cruise liners VOIP & TDM communication. VoipSwitch license is a central medium in a telecommunications network that connects telephone calls from one phone line to another entirely by means of software running on a computerized system. This work was formerly carried out by hardware with physical switchboards to route the calls. VoipSwitch has created an environment whereby the VoipSwitch license purchaser can control all his clients’ activity via the Internet. Voipswitch controls connections at the junction point between circuit and packet networks. The end user can make calls from a computer, mobile phone, land line or SIP device. End users can manage their account online via their specific user names and passwords, with all the basic features available with landline communication systems plus many more convenient parameters. These include for example, call forwarding voice mail SMS and most basic PPX standard features.

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of VoIP software products and services for many different types of communication devices. Our focus is to build on this foundation through ongoing innovation in our integrated software platforms, by delivering compelling value propositions to customers, by responding effectively to customer and partner needs, and by continuing to emphasize the importance of product excellence, business efficacy, and accountability.
 Company History

4306, Inc. was incorporated on December 9, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We act as a holding company for our subsidiaries; we have had no operations since inception.

On February 20, 2007, the Company entered into a share exchange agreement with Voiceserve Limited, a United Kingdom corporation whose principal place of business at the time of purchase was located at Cavendish House, 369 Burnt Oak Broadway, Edgware, Middlesex HA8 5AW and the shareholders of Voiceserve Limited. The Agreement provided for the acquisition of Voiceserve by the Company, whereby Voiceserve became a wholly owned subsidiary of the Company.

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

Overview

Voiceserve’s wholly owned subsidiary, VoIPSwitch Inc., develops and implements various types of Class 5 softswitch software that facilitate the deployment of VoIP services globally. To-date, the company has successfully implemented over approximately 16,000 VoIPSwitch systems around the world.

VoIPSwitch is a complete IP telephony licensed softswitch offering a variety of services including wholesale VoIP termination, device to phone technology, PC to phone/web to phone features, calling cards, SMS/ANI/PIN/DID/WEB callback, DIDs' mapping, call shops and application creating a SIP environment for most mobile phone handsets in a WiFi, 3G or Edge environment.. Unlike competitive systems composed of many different parts, the VoipSwitch platform is fully integrated in one application which makes it exceptionally easy to manage. All elements that are necessary for successful VoIP implementation are already built in.  All the features are integrated in one multiple server based application.

Business Model

Voiceserve has categorized its products into three divisions:

1)     VoipSwitch (www.voipswitch.com,)

2)     VoIP-Proxy (www.voip-proxy.com), and

3)     Call-to-PBX (www.calltopbx.com)

VoipSwitch

VoipSwitch is a Softswitch integrator and provider. Its multiple functions enable users to become a virtual Telecoms VoIP Operator. VoipSwitch delivers global communications through the VoIP backbone giving its users extensive voice calling features, some of which are unavailable on traditional telephones.

VoipSwitch’s features include:

-	Free pier-pier calling worldwide,

-	Call Back facility,

-	SMS from desktop.

-	Callshop programs,

-	Global User Directory,

-	Conference calling,

-	Monitoring of Call Data Records,

-	Easily managed availability, presence, and view status of contacts

-	Logs – individual call and message history

-	End-to-end encryption for superior privacy

-	Mobility – login into Voiceserve account anywhere in the world and access contact list

-	Vippie mobile, which is a softphone application suitable for Symbian phones & windows mobile,

-	Multiple accounts etc…..

VoipSwitch Pricing’s

The price of the VoipSwitch system consists of the main package price and separate prices for the additional modules. There are two price options of the basic version of the system.

-	Limited license at the price of $3,500

-	Unlimited license at the price of $5,000

The limited license permits only a maximum of 30 simultaneous connections. This version is recommended for start-ups since it keeps the initial investment minimal. As traffic increases the software can easily be upgraded to the next level. The subsequent upgrade to the unlimited license does not require any troublesome modifications. The limited version may run only on one IP address.

With the unlimited version, there is no limit on the number of simultaneous calls.

The only limitation is related to the hardware specifications of the server on which the VoIPSwitch operates. The unlimited license supports up to three VoipSwitch’s running simultaneously on independent servers attributed to the same company. There are no restrictions regarding geographical locations.

Both licensed versions have the capacity to implement the following:

-	PC to Phone services (g723.1 softphone included )

-	Device to phone services

-	DID mapping

-	Wholesale termination

-	Customers billing

-	Web interface for end users

-	Web interface for administrator

Beyond the main package, there are additional modules that dramatically extend VoipSwitch’s features. The costs of these extra’s are listed below:

- Callback module - SMS, ANI, PIN, DID, WEB	$1,500
- IP IVR (Calling cards) module	$1,500
- Resellers module	$1,000
- Call Shop module	$1,000
- Online Shop module	$1,000
- Softphone custom made design	$500
- Vippie Soft Phone	$1,500
- IP PBX	$5,000
- VoipSwitch Mobile Softphone (Windows)	$2,500
- VoipSwitch Mobile Softphone (Symbian)	$2,500
- Mobile Softphone Custom (logo)	$150
- VoipSwitch Mobile Softphone (Blackberry)	$3,500
- VoipSwitch Mobile Softphone (iPhone)	$2,800
- VoipSwitch Mobile Softphone (Android)	$2,500
- VoipSwitch Mobile Blackberry Call Back	$750
- Vippie Softphone with IM & SMS	$1,500
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

Call-to-PBX

Call-to-PBX, offers voice, video and mobile IP communications solutions for small-to-medium size businesses and residential customers. These solutions, based on internally developed technologies, leverage existing broadband Internet connections and cellular networks to deliver a high quality phone service at a fraction of the cost of alternative solutions. The Calltopbx solution, eliminates the need for costly, on-premises phone systems by delivering all telephony services over managed or unmanaged Internet connections. This economical, easy-to-use alternative to traditional PBX systems or Centrex class services allows high-speed Internet users anywhere in the world to be part of a virtual PBX that includes automated attendants, conference bridges, extension-to-extension dialing and ring groups, in addition to a rich variety of other features normally found on dedicated PBX equipment. Virtual Office extensions do not require a dedicated communications infrastructure. The service is received through an existing Internet connection, thus eliminating the need for additional phone lines or digital subscriber lines for extensions, in contrast to traditional Centrex or PBX products.

In addition to the Hosted PBX service, we offer Hosted Key System service for companies whose size or structure dictates the sharing of multiple phone lines along with IP Trunking services for larger enterprises who wish to reap the cost benefits of VoIP phone service while retaining previously acquired on-premise equipment. For mobile phone users, Calltopbx offers Vippie Mobile -a softphone easily downloaded that seamlessly connects to the Call-to-PBX via WiFi or GPRS networks. This innovative service enables cell phone users to significantly reduce their international phone bills and maintain high digital voice quality, while still enjoying the convenience and flexibility of mobile calling.

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

Virtual PBX

The VoipSwitch PBX server was launched in Q4 2010  and has been designed for implementations in mixed VoIP/PSTN and pure VoIP telecom environment. The product offers both traditional and next generation services, including VoIP PBX, Auto Attendant (IVR), Voicemail, Unified Messaging, Follow-me, Conferencing and more.

In addition to traditional PBX services, the PBX features a number of next-generation VoIP PBX features including Voice-to-Email, Fax-to-Email, Distinctive Ring, Selective Call Forward, Selective Call Rejection, Virtual Ring, etc. All such features are available to both IP and PSTN callers. The VoIP PBX server l also supports unified messaging, enabling subscribers to access their voicemails via alternative communication methods. In particular, the VoIP PBX server can be configured to send email notifications of received voicemails or to email voicemail messages as audio attachments to subscribers.

Clients  have the facility to program the server with custom made announcements and/or perform custom call routing. The Follow-me feature allows subscribers to receive calls at multiple numbers that they designate. If a subscriber does not pick up at one location, the VoIP PBX server will ring onto a second or a third number. If the call is not picked up within a certain time period, the call will be transferred it to voicemail. The conferencing functionality enables providers to bridge both PSTN and VoIP callers in a voice conference. The VoIP PBX server supports public and private rooms, conference recording and real-time conference administration via phone or web.

Financing & Revenue Sources

Voiceserve is headquartered in London. To support its growth and in recognition of global opportunity, Voiceserve’s revenue stream is from the following:

1)   VoIPSWITCH - Revenues generated from sales of licenses and their ongoing monthly service charges to  resellers. Resellers range from small to medium VoIP business’s globally offering telephony via the Internet enabling registered users to call overseas at reduced rates, and between users for free. Purchasing the VoipSwitch license creates a virtual telecom supplier facility. www.VoIPswitch.com

2)   VoIP-PROXY- Being interconnected to multiple International telecom carriers, VoIP-Proxy has the capacity to offer smaller resellers & Wholesalers International, National and mobile minutes at very keen competitive tariffs. The resellers and whole-sellers interconnect to the network via VoIP, thus enabling them to pre-pay and purchase the minutes to the specified destinations.  www.VoIP-proxy.com

Voiceserve is forming partnerships and franchises in various countries and is looking to raise funds to partly subsidize its expansion.

Patent and Trademarks

We currently do not own any patents or licenses of any kind and therefore we have no protected rights with respect to our services. However Voipswitch logo and name has been trademarked in the United Kingdom and Ireland as of 18th June 2010. Applications have been submitted to expand the trade mark across the European continent.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business. Although this permits us to provide our services without the time and expense of governmental supervision it also allows competitors to more easily enter this business market.

ITEM 2.DESCRIPTION OF PROPERTY

Our registered offices are located at Grosvenor House 1 High Street Edgware, Middlesex HA8 7TA.  Voiceserve houses its equipment at the above address. There is a lease agreement between Voiceserve and the Landlord with a rent of approximately GBP801 per month. We believe that this space is sufficient and adequate to operate our current business

ITEM 3. LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTC Bulletin Board system under the symbol “VSRV” since July 24, 2007.  There is a limited trading market for our Common Stock.  The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year.  These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
January 1, 2010 to March 31, 2010	$0.48	$0.24
October 1, 2009 to December 31, 2009	$0.25	$0.16
July 1, 2009 to September 30, 2009	$0.30	$0.05
April 1 2009 to June 30 2009	$0.30	$0.25

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

Holders

As of March 31, 2010, we had approximately 60 record holders of our common stock, holding 32,402,935 shares.

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

We were founded December 9, 2005 by Michael Raleigh. On February 20, 2007, pursuant to a share exchange agreement, Voiceserve Limited, a United Kingdom Corporation founded in 2002, became our wholly owned subsidiary. Voiceserve Limited is a global Internet communications company that makes it possible for anyone with an Internet connection to make low cost, high quality voice calls over the Internet. Following the merger, we adopted Voiceserve Limited’s business plan, and began conducting business as a global Internet communications company. We changed our name to Voiceserve, Inc., to better reflect our new business plan.

Voiceserve Limited was founded in March 2002 by Michael Bibelman, Alexander Ellinson and Mike Ottie. The founders each have over 15 years of experience in the telecommunications industry.

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of VoIP software products and services for many different types of devices, including a wide range of cellular telephones. Their careers began in 1991 with Econophone Inc. (“Econophone”) a marketer of international “call-back” and calling cards. The founders worked as independent resellers of calling cards creating markets in Europe and third world countries transmitting the calls via universal 0800 numbers. While working at Econophone, the founders discovered a huge potential in the market for pre-paid calling cards and were one of the first groups in the industry to market such a product in Europe. Our founders introduced, among the many famous European distributors to market such a product, the Audax Group (“Audax”), based in Holland with an annual turnover in excess of 850 million. Our founders were also instrumental in aiding Econophone LLC in its transformation from a privately held company to one listed on the New York Stock Exchange, known thereafter as Viatel. Once Viatel was listed on the New York Stock Exchange, our founders independently set up their own ISDN and VoIP platforms with the intention of developing and marketing a comprehensive VoIP solution.  Our marketing efforts are focused on VoIP wholesalers termination carriers, retail VoIP providers, Internet providers, including WiFi and WiMax operators, Cable TV networks, GSM providers, telecom resellers, prepaid serve companies, and small-to-medium size companies (businesses, hotels, hospitals, etc.).

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

VoipSwitch

VoipSwitch is a complete IP telephony system offering a variety of services including device to phone technology, PC to phone/web to phone features, calling cards, SMS/ANI/PIN/DID/WEB callback, DIDs' mapping, call shops and more. Unlike competitive VoIP systems composed of many different parts, the VoipSwitch platform is fully integrated into one application, which makes it exceptionally easy to manage--all elements that are necessary for successful VoIP implementation are already built in.  All the features are integrated in one multiple server based application.  To-date, the Company has successfully installed over 16,000 VoipSwitch systems around the world.

The“VoipSwitch Brand” has gained recognition and popularity especially in countries where land-line telecommunication infrastructure are less developed.  Since the Company has increased its participation in telecom conferences and exhibitions over the last year, awareness of its comprehensive VoIP software offering has significantly increased.

To further the breadth of VoipSwitch’s system, the Company added VoIP dialers for cellular phones.  Over the last twelve months, the Company has introduced dialers for Blackberry and Apple’s iPhone, in addition to its existing dialers for Symbian (Nokia, Motorola, Samsung, Sony, etc.), Android and Windows® cellular phones.

The Company cultivates long-term growth of its businesses through technological innovation, engineering excellence, advanced functionality and security, and a commitment to delivering high-quality products and services. VoIPVoIP Our goal is to deliver products that provide the best platform with the lowest total cost of ownership.

We will continue to invest in research and development in existing and new lines of business, including IPTV. We will also invest in research and development of advanced technologies for future products. We believe that delivering innovative and high-value solutions through our integrated platform is the key to meeting customer needs and to our future growth.

We believe that we have laid a foundation for long-term growth by delivering innovative products, creating opportunities for wholesale and retail partners, and offering a comprehensive VoIP software platform with a low cost of ownership for service providers as well as end users. Our focus in fiscal year 2011 is to build on this foundation, and expand our marketing efforts into North, Central and South America and Asia.

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

Mobile phone VoIP connectivity. The ability to combine the power of VoIP and mobile technology via the Internet represents an opportunity across all our businesses lines. We believe our approach will enable us to deliver new experiences to end users and new value to businesses.

Expanding our presence. Through our ability to deliver additional value in VoIP telephony, we believe we are well-positioned to build on our strength. In addition to wholesalers and retailers, we intend to market our VoIP software to small-to-medium size business, hotels, cruise lines, hospitals and schools/universities.

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

We have increased our presence at key exhibitions across the world and expect to maintain a high profile at industry conferences and exhibitions as a key component of our marketing strategy.

▪
We hope to hire additional programmers on a dedicated basis in order to execute our plans to further enhance IPTV which is the future in technology. We anticipate paying either an annual salary or hourly fee to dedicated programmers depending upon the workload required. We expect that we will require a minimum of $150,000 for programmers in 2010 to optimally implement our plans.

▪	It is Voiceserve’s aim to amass a large subscription base thus increasing revenues and hence profitability.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2010 COMPARE TO THE YEAR ENDED MARCH 31, 2009

The following table presents the statement of operations for the year ended March 31, 2010 as compared to the comparable period of the year ended March 31, 2009. The discussion following the table is based on these results.

	Year Ended March 31,
	2010	2009
Operating revenues:
Software license fees	$3,168,876	$1,379,135
Revenues from communications air time	141,189	552,394
Total operating revenues	3,310,065	1,931,529

Cost of operating revenues:
Software license fees	1,038,671	696,999
Communications air time	124,422	611,114
Total cost of operating revenues	1,163,093	1,302,113

Gross profit (loss)	2,146,972	629,416

Operating expenses:
Selling, general and administrative expenses, including
stock-based compensation of $50,417 and
$59,583, respectively	2,812,453	998,767

Total operating expenses	2,812,453	998,767

Income (loss) from operations	(665,481)	(369,351)

Interest income	39	178
Interest expense	-	(1,840)

Income (loss) before income taxes	(665,442)	(371,013)

Income taxes (benefit)	---	---

Net income (loss)	$(665,442)	$(371,013)

Net income (loss) per share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	31,990,848	29,160,680

Revenues and Cost of Revenues

Cost of operating revenues decrease to $1,163,093 in the twelve month period from $1,302,113 reflecting the Company’s greater focus on software sales as compared to service and device sales.  As a result, the company’s gross margin increased from 34% for fiscal year 2009 to 65% for fiscal year 2010.

Total Revenues

Revenues were $3,168,876 for the twelve months ended March 31, 2010 and $1,379,135 for the twelve months ended March 31, 2009.  The increase in sales is primarily attributed to increased marketing at industry shows and conferences, the addition of softswitch modules and increased sales to existing clients. The company has been exhibiting globally at prominent and significant IT and VoIP exhibitions. Presence at shows increases awareness to the company’s broad spectrum of its software products and modules.  Furthermore, it has added three additional types of mobile dialers: Windows, Android and the Apple dialers. This allows connectivity to the VoipSwitch softphone not only from a PC, but even from a mobile phone while in WiFi, 3G or Edge environment.  The Company’s client base is spread globally.  The revenues were generated from 44% of sales in Asia, 27% of sales in North America,22% of sales in Europe and  7% across other  regions.  It should be noted that Deferred Revenue increase to $245,666 in fiscal year 2010 from $121, 993 in fiscal year 2009.  In most cases, Deferred Revenue will be recognized over the subsequent twelve month period.

Cost of Revenues

Cost of revenues for fiscal year 2010 was $1,163,093 compared to $1,302,113 for fiscal year 2009. The decrease in cost of revenues in 2010 reflects the additional purchases from the old clientele.  Gross margin averaged 65% in fiscal year 2010 compared to 33% for fiscal 2009.  The increase in gross margins reflects the Company’s focus on higher margin software sales as compared to service revenue.

Operating Expenses

Sales, General and Administrative Costs

SG&A for fiscal 2010 was $2,812,453 and increase of $1,813,686 over the prior year level of $998,767.  The increased costs represents the added costs of attending and presenting at industry conferences and trade shows, increased sales and marketing efforts, and development of Vippie mobile dialers for cellular phones. In addition, stock based compensation increased to $405,772 from $50,417 in fiscal year 2009. Also included on SG&A is amortization of intangible assets of $230,000 in both fiscal years 2010 and 2009.

Net Income (Loss)

The Company incurred a Loss from operations for the year ended March 31, 2010 of $(665,442) compared to $(371,013) for the year ended March 31, 2009.  It should be noted that the Company’s losses over the most recent two quarters were $47,985 and $43,598, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010 we had $218,438 in cash. Subsequent to the Company’s fiscal year end, on May 26, 2010 we raised $690,000 through the sale of shares of Company stock, which was accomplished through advice and support of professional investment consultants.  Additional capital may be required in order to grow and sustain operations over the next twelve months. In addition, unless the company becomes profitable and begins generating sufficient cash flow, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently, we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

I have audited the accompanying consolidated balance sheets of Voiceserve, Inc. and subsidiaries (the “Company”) as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voiceserve, Inc. and subsidiaries as of March 31, 2010 and 2009 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
June 29, 2010

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,
	2010	2009
Assets

Current assets:
Cash and cash equivalents	$218,438	$175,072
Accounts receivable, net of allowance
for doubtful accounts of $0 and $0, respectively	32,839	31,243
Prepaid expenses	16,901	19,837

Total current assets	268,178	226,152

Property and equipment, net of accumulated depreciation
of $60,227 and $53,986, respectively	11,662	13,084
Intangible assets, net of accumulated amortization of
$507,917 and $277,917, respectively	2,223,874	2,365,874

Total assets	$2,503,714	$2,605,110
Liabilities and Stockholders' Equity (Deficiency)

Current liabilities:
Accounts payable	$256,458	$176,045
Accrued expenses payable	57,705	48,347
Deferred software license fees	245,666	121,993
Loans payable to related parties	34,212	60,514
Due sellers of VoiPSwitch Inc.	150,000	150,000

Total current liabilities	744,041	556,899

Stockholders' equity (deficiency):
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
32,402,935 and 29,402,935 shares, respectively	32,403	29,403
Additional paid-in capital	4,733,537	4,330,765
Deficit	(2,994,155)	(2,328,713)
Accumulated other comprehensive income (loss)	(12,112)	16,756

Total stockholders' equity (deficiency)	1,759,673	2,048,211

Total liabilities and stockholders' equity (deficiency)	$2,503,714	$2,605,110

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended March 31,
	2010	2009
Operating revenues:
Software license fees	$3,168,876	$1,379,135
Revenues from communications airtime and devices	141,189	552,394

Total operating revenues	3,310,065	1,931,529

Cost of operating revenues:
Software license fees	1,038,671	690,999
Cost of communications airtime and devices	124,422	611,114

Total cost of operating revenues	1,163,093	1,302,113

Gross profit (loss)	2,146,972	629,416

Operating expenses:
Selling, general and administrative expenses, including
stock-based compensation of $405,772 and
$50,417, respectively	2,812,453	998,767

Total operating expenses	2,812,453	998,767

Income (loss) from operations	(665,481)	(369,351)

Interest income	39	178
Interest expense	-	(1,840)

Income (loss) before income taxes	(665,442)	(371,013)

Income taxes (benefit)	-	-

Net income (loss)	$(665,442)	$(371,013)

Net income (loss) per share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	31,990,848	29,160,680

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

					Accumulated	Total
	Common Stock		Additional		Other	Stockholders'
	$.001 par value		Paid-In		Comprehensive	Equity
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficiency)

Balances,
March 31, 2008	28,877,935	$28,878	$4,231,445	$(1,957,700)	$251	$2,302,874

Sale of shares in
private placements	525,000	$525	$99,320	-	-	$99,845

Foreign currency
translation
adjustment	-	-	-	-	16,505	$16,505

Net income (loss)	-	-	-	$(371,013)	-	$(371,013)

Balances,
March 31, 2009	29,402,935	$29,403	$4,330,765	$(2,328,713)	$16,756	$2,048,211

Shares issued for
services	3,000,000	$3,000	$372,000	-	-	$375,000

Stock options
expense	-	-	$30,772	-	-	$30,722

Foreign currency
translation
adjustment	-	-	-	-	$(28,868)	$(28,868)

Net income (loss)	-	-	-	$(665,442)	-	$(665,442)

Balances,
March 31, 2010	32,402,935	$32,403	$4,733,537	$(2,994,155)	$(12,112)	$1,759,673

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(665,442)	$(371,013)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	6,241	5,276
Amortization	230,000	230,000
Stock-based compensation	405,772	50,417
Changes in operating assets and liabilities:
Accounts receivable, net	(1,596)	31,608)
Prepaid expenses and other current assets	2,936	95,586)
Accounts payable	80,413	15,994
Accrued expenses payable	9,358	(29,468
Deferred software license fees	123,673	57,659

Net cash provided by (used in) operating activities	191,355	86,059)

Cash flows from investing activities:
Retirements (purchases) of property and equipment	(4,819)	5,871)
Acquisition of VoIPSwitch Inc.	(88,000)	(99,000)

Net cash provided by (used in) investing activities	(92,819)	(93,129)

Cash flows from financing activities:
Proceeds from sales of common stock	-	99,845
Increase (decrease) in loans payable to related parties	(26,302)	15,746

Net cash provided by (used in) financing activities	(26,302)	115,591

Effect of exchange rate changes on cash and cash equivalents	(28,868)	16,505

Increase (decrease) in cash and cash equivalents	43,366	125,026)

Cash and cash equivalents, beginning of period	175,072	50,046

Cash and cash equivalents, end of period	$218,438	$175,072

Supplemental disclosures of cash flow information:

Interest paid	$-	$1,840

Income taxes paid	$-	$-

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

Limited is engaged in the telephone communications business, offering advanced VolP services under the brand name Call-to-PBX to customers through the VoipSwitch software platform. Call-to-PBX services enable customers to access the Company's exchange via the Internet and through exchange connections with numerous sources of telephone communications at discounted rates through telephone handsets, computers and cell phones. Its advanced VolP telephony services are designed for both residential and business use. Services include a personalized, highly sophisticated private branch exchange ("PBX") system that provides constant availability regardless of global location. All telephony services are delivered over Internet connections, eliminating the need for costly, on-premise phone systems. The software platform offers virtual office extensions, automated attendants, conference bridges, and extension to extension dialing, in addition to a rich variety of other features normally offered on physical PBX equipped systems

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of March 31, 2010, the Company had negative working capital of $475,863.  Further, since inception, the Company has incurred losses of $2,994,155.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock.  Also, the Company plans to pursue new customers and certain acquisition prospects to attain profitable operations.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(d)  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, net, accounts payable, accrued expenses payable, loans payable to related parties, and due sellers of VoipSwitch Inc.  The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to the short term maturity of these instruments.

(e)  Foreign Currency Translation

The functional currency of VoiceServe is the United States dollar.  The functional currency of Limited is the United Kingdom pound sterling (“£”).  The functional currency of VoipSwitch is the United States dollar.  The reporting currency of the Company is the United States dollar.  Limited’s assets and liabilities are translated into United States dollars at the period-end exchange rates ($1.517634 and $1.429640 at March 31, 2010 and March 31, 2009, respectively).  Limited’s revenue and expenses are translated at weighted average exchange rates ($1.592847 and $1.729932 for the years ended March 31, 2010 and March 31, 2009, respectively).  Translation adjustments are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheets.

(f)  Cash and Cash Equivalents

The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(g)  Property and Equipment, Net

Property and equipment, net, is stated at cost less accumulated depreciation.  Depreciation is calculated using an accelerated declining balance method over the estimated useful lives of the respective assets.

(h)  Intangible Assets

Intangible assets, net, are stated at their estimated fair values at date of acquisition less accumulated amortization.  Amortization is calculated using the straight-line method over the estimated economic lives of the respective assets.

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

(k)  Revenue Recognition

Revenues from licenses of software are recognized upon delivery of the software when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectability is probable.  The portion of the fee allocated to postcontract customer support and services is recognized ratably over the period of the agreed support and services.

Revenues from communications air time are recorded when the customer uses the air time.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Sales of communications devices are recorded when title passes to the customer which is generally at time of shipment to the customer. Substantially all sales are prepaid by the customer by credit card.

(l)  Advertising

Advertising costs are expensed as incurred and amounted to $436,901 and $142,493 for the years ended March 31, 2010 and 2009, respectively.

(m) Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”.

(n)  Income Taxes

Income taxes are accounted for under the assets and liability method.  Current income taxes are provided in accordance with the laws of the respective taxing authorities.  Deferred income taxes are provided for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.   Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized.

(o)  Net Income (Loss) per Share

Basic net income (loss) per share is computed on the basis of the weighted average   number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation.  For the year ended March 31, 2010, the diluted net loss per share calculation excluded the effect of stock options outstanding and exercisable into a total of 903,000 shares of common stock.

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

Payment of the monthly installments of the $600,000 notes payable is contingent upon and limited each month to the future monthly net income of VoipSwitch.  Accordingly, this $600,000 “contingent consideration” portion of the $3,000,000 total purchase price was not included in the initial recorded cost of the acquisition or the recorded notes payable.  If and when the contingency is resolved and payments of the $600,000 notes payable are made, such paid amounts are added to goodwill.

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

In the year ended March 31, 2010, an additional $88,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill. The balance remaining on the “contingent consideration” notes payable at March 31, 2010 is $313,000.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of:

	March 31,
	2010	2009

Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	$2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	531,791	443,791

Total	2,731,791	2,643,791

Accumulated amortization	(507,917)	(277,917)

Intangible assets, net	$2,223,874	$2,365,874

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the years ended March 31, 2010 and 2009, amortization of intangible assets expense was $230,000 and $230,000, respectively.  $200,000 and $200,000, respectively, was included in cost of software license fees.  $30,000 and $30,000, respectively, was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of March 31, 2010 follows:

Year ended March 31,	Amount
2011	$230,000
2012	230,000
2013	225,833
2014	210,000
2015	210,000
Thereafter	586,250

Total	$1,692,083

F-12

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 5 – DEFERRED SOFTWARE LICENSE FEES

As described in Note 1, the licenses of the VoipSwitch systems generally include certain postcontract customer support (“PCS”).  In accordance with ASC Topic 985-605-25, “Software Revenue Recognition”, the Company allocates a portion of the license fees to PCS based on the vendor-specific objective evidence of fair value (generally $800 for 1 year technical support) of the PCS and recognizes the PCS revenues ratably over the period of the agreed PCS.

Deferred software license fees (attributable to PCS) for the years ended March 31, 2010 and 2009 were accounted for as follows:

	Year Ended March 31,
	2010	2009
Balance, beginning of period	$121,993	$64,334
Additions	424,800	168,800
Recognized as revenue	(301,127)	(111,141)

Balance, end of period	$245,666	$121,993

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	March 31,
	2010	2009
Due chief financial officer	$75	$71
Due chairman of the board of directors	19,415	42,154
Due chief operational officer	14,722	18,289

Total	$34,212	$60,514

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

NOTE 7 – DUE SELLERS OF VOIPSWITCH INC.

The $150,000 notes payable due to the sellers of Voipswitch Inc, (see Note 3) are non-interest bearing and due on demand.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS’ EQUITY

Common stock issuances

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

Stock options

Effective May 12, 2009, Voiceserve granted non-qualified stock options to 4 service providers exercisable into a total of up to 703,000 shares of common stock at an exercise price of $0.13 per share to December 23, 2013. The options vest 2/3 on December 23, 2010 and 1/3 on December 23,2011. The $81,618 estimated fair value of the options (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.15 share price, (ii) 5 year term, (iii) 100% expected volatility, and (iv) 3% risk free interest rate) is being expensed ratably over the requisite service period from May 12, 2009 to December 23, 2011.

On January 4, 2010, Voiceserve granted non- qualified stock options to 2 service providers exercisable into a total of up to 200,000 shares of common stock at an exercise price of $0.13 per share to January 4, 2015.  The options vest 2/3 on January 4, 2012 and 1/3 on January 4, 2013. The $39,520 estimated fair value of the options (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.24 share price, (ii) 5 year term, (iii) 100% expected volatility, and (iv) 2.65% risk free interest rate) is being expensed ratably over the three year requisite service period.

Stock options expense for the year ended March 31, 2010 was $30,772. As of March 31, 2010, there was $90,366 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized in the years ending March 31 2011, 2012, and 2013 in the amounts of $44,302, $36,030, and $10,034, respectively.

NOTE 9 – INCOME TAXES

No provisions for income taxes were recorded in the years ended March 31, 2010 and 2009 since the Company incurred losses in those years.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carry forwards as of March 31, 2010 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2010.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 10 – SEGMENT INFORMATION

The Company operates in one business segment: telephone communications.

Operating revenues by customer geographic area follow:

Asia	$1,524,353	$1,045,515
North America	924,155	525,728
Europe	732,965	279,637
Other	128,592	80,654

Total	$3,310,065	$1,931,534

NOTE 11 – RELATED PARTY TRANSACTIONS

For the years ended March 31, 2010 and 2009, consulting fees paid to officers, directors, and their affiliates totaled $597,422 and $306,278 respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Investment agreement

On August 20, 2007, VoiceServe entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”).  Pursuant to this Agreement, the Investor shall commit to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months.  The

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

To date, the Company has not exercised any Puts under this agreement. The Investment Agreement with the Investor expires on August 20, 2010.

Service agreements

In connection with the acquisition of VoipSwitch, VoiceServe entered into service agreements with the three sellers.  The agreements have a three year term (to January 15, 2011) and provide for monthly compensation of $6,000 for each of the three individuals, or $18,000 per month total.

Rental agreement

Limited rents office space at monthly rentals of £650 (or $986 translated at the March 31, 2010 exchange rate).  For the years ended March 31, 2010 and 2009, rent expense was $12,998 and $9,342, respectively.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

NOTE 13 – SUBSEQUENT EVENTS

On May 26, 2010, the Company closed on the sale to certain accredited investors of a total of 2,760,000 shares of common stock at a price of $0.25 per share and 1,380,000 warrants to purchase 1,380,000 shares of common stock, for $690,000 gross proceeds ($600,501 net proceeds after deducting costs of the private placement).  Each warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share (the “Exercise Price”) to May 26, 2015.

The Exercise Price of the warrants is to be adjusted in the event of any stock splits or stock dividends or in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the Exercise Price.  Accordingly, in accordance with EITF Issue No. 07-05, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, the Company will reflect the $457,608 fair value of the warrants at May 26, 2010 (calculated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.45 per share, exercise price of $0.50 per share, risk-free interest rate of 2.06%, term of five years, and expected volatility of 100%) as a liability and will remeasure the fair value of the warrants each quarter, adjust the liability balance, and reflect changes in operations as “income(expense) from revaluation of warrants with characteristics of liabilities at fair value”.

In connection with the sale, the Company and the investors executed a Securities Purchase Agreement and a Registration Rights Agreement.  Among other things, the Registration Rights Agreement provides that the Company will prepare and file with the SEC a Registration Statement covering the resale of the Registrable Securities and use its commercially reasonable efforts to cause it to be declared effective.

If the Registration Statement is not filed by July 30 2010 or if the Registration Statement filed is not declared effective by the SEC within certain time periods (by December 27, 2010 in the event of a “full review” by the SEC) and the Company has not exercised its reasonable best efforts to secure the Registration Statement’s effectiveness with the SEC, the Registration Agreement provides that the Company will pay monthly (until cured) partial liquidated damages to the investors equal to 1% of the purchase price paid by the investors, subject to a maximum of 10% of the purchase price paid by the investors.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Off-Balance Sheet Arrangements

We do not have any off- balance sheet arrangements, financings or other relationships with unconsolidated entities or other persons, also  known as “special purpose entities” (SPEs)

ITEM 9A .  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of  March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of March 31, 2010, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process, documentation, accounting policies, and our overall control environment.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of June 29, 2010 are as follows:

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

MR. MICHAEL BIBELMAN, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Co-founder of Voiceserve Limited has been involved in telecommunications since 1994. Having completed his studies in the summer of 1994, Mr. Bibelman acquired his marketing telecommunication skills after becoming an independent reseller for Calling Card companies. Mr. Bibelman achieved contracts with major Belgium and United Kingdom calling card distributors. In 1996 he joined Ambro International bringing with his amassed calling card experience and introduced the United Kingdom and Scotland telecommunications market with the famous “Big Talk” calling card. In March 2002 Mr. Bibelman co-founded Voiceserve Limited with the goal of developing VoIP technology and offering a complete solution to end users.

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

MR. KRZYSZTOF OGLAZA, CHIEF TECHNICAL OFFICER .  Co-founding director of VoipSwitch Inc. Having completed his Engineering degree in Information Technology at the Politeck School of Opole in Poland, Mr Oglaza continued to secure a Masters in Technology in the college of Wroclaw Poland in 2000. During his studies for his masters he became a partner in Intermic S.C. a local Internet provider. In 2002 Intermik was incorporated by Netia Holding the largest Polish Private Telecom company. Thereafter VoipSwitch was founded.

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

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation SK is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in the fiscal year ended March 31, 2010.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was filed as an exhibit to the Form 10-K for the year ended March 31, 2008.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended March 31, 2010 and 2009 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning annual and long-term compensation of our subsidiary, Voiceserve Limited, for their fiscal years ended March 31, 2010 and March 31, 2009, for their executive officers.

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Aron Sandler,	2010	$0,000	0	0	0	0	0	0
Chief Financial	2009	$0	0	0	0	0	0	0	0
Officer	2008	$0	0	0	0	0	0	41,767	41,767
	2007	$0	0	0	0	0	0	0	0

Michael	2010	$250,000	0	0	0	0	0
Bibelman,	2009	$0	0	0	0	0	0	107,432	107,432
Chief Executive	2008	$0	0	0	0	0	0	145,835	145,835
Officer	2007	$0	0	0	0	0	0	0	0

Alexander	2010	$250,000	0	0	0	0	0
Ellinson,	2009	$0	0	0	0	0	0	128,783	128,783
Chairman of	2008	$0	0	0	0	0	0	107,728	107,728
the Board &	2007	$0	0	0	0	0	0	66,006	66,006
President

Mike Ottie,	2010	$0	0	0	0	0	0
Chief	2009	$0	0	0	0	0	0	70,063	70,063
Operations	2008	$0	0	0	0	0	0	15,305	15,305
Officer	2007	$0	0	0	0	0	0	41,945	41,945

(1) Each of these individuals and their affiliates were paid consulting fees for services rendered to Voiceserve Limited.

Employment Agreements

We do not have any employment agreements in place with any of our officers and directors.

ITEM 12 . SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following information table sets forth certain information regarding the Common Stock owned on March 31, 2010 by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Names and Address (1)	Shares Owned Number	Percentage (2)

Aron Sandler Chief Financial Officer and Director	5,000,000	17.01%

Alexander Ellinson President & Chairman of the Board of Directors	3,375,000	11.48%

Michael Bibelman Chief Executive Officer & Director	3,375,000	11.48%

Lukasz Nowak Chief Integration Officer	1,250,000	4.25%

Mike Ottie Chief Operational Officer & Director	4,500,000	15.30%

Krzysztof Oglaza Chief Technical Officer and Director	1,250,000	4.25%

Michal Kozlowski Chief Development Officer	1,250,000	4.25%

Daphne Arnstein (3)	1,068,750	3.63%

Rachel Weissbart (4)	1,111,815	3.78%

All Directors and Officers as a Group (7 persons)	22,180,565	75.44%

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(2)	Based on 32,402,935 shares of common stock outstanding as of March 31, 2010.

(3)	Wife of Alexander Ellinson.

(4)	Wife of Michael Bibelman.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On August 29, 2007, VoiceServe reached a settlement agreement with a consultant who rendered services relating to the reverse acquisition.  Pursuant to the settlement, 50,000 (of the 300,000 shares issued to this consultant in February 2007) shares of common stock were returned to VoiceServe and cancelled.

For the years ended March 31, 2010 and 2009, consulting fees paid to officers, directors, and their affiliates totaled $597,422 and $306,278 respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

ITEM 14 .      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal years ended March 31, 2010 and March 31, 2009,  we were billed approximately $37,000 and $37,000 respectively for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended March 31, 2010 and 2009 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended March 31, 2010 and 2009, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended March 31, 2010 and 2009.

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

Voiceserve, Inc.
Dated: June 29, 2010	By:	/s / Michael Bibelman
Michael Bibelman Chief Executive Officer and Director

Dated: June 29, 2010	By:	/s / Aron Sandler
Aron Sandler Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Bibelman	Chief Executive Officer,	June 29, 2010
Michael Bibelman	and Director

/s/ Aron Sandler	Chief Financial Officer, Principal	June 29, 2010
Aron Sandler	Accounting Officer and Director

/s/ Alexander Ellinson	President and	June 29, 2010
Alexander Ellinson	Chairman of the Board of Directors

/s/ Mike Ottie	Chief Operational Officer	June 29, 2010
Mike Ottie	and Director

/s/ Krzysztof Oglaza	Chief Technical Officer	June 29, 2010
Krzysztof Oglaza	and Director

/s/ Michal Kozlowski	Chief Development Officer	June 29, 2010
Michal Kozlowski

/s/ Lukasz Nowak	Chief Integration Officer	June 29, 2010
Lukasz Nowak