Form 10-Q
period 2010-06-30
VOICESERVE INC
filed 2010-08-16
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51882
______________

VOICESERVE, INC
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 13, 2010: 32,402,935 shares of common stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2010	2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$808,632	$218,438
Accounts receivable, net of allowance
for doubtful accounts of $15,000 and $0, respectively	56,505	32,839
Prepaid expenses and other current assets	16,381	16,901

Total current assets	881,518	268,178

Property and equipment, net of accumulated depreciation
of $60,071and $60,227respectively	10,774	11,662
Intangible assets, net of accumulated amortization of
$565,417and $507,917, respectively	2,166,374	2,223,874

Total assets	$3,058,666	$2,503,714

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$230,986	$256,458
Accrued expenses payable	45,450	57,705
Deferred software license fees	215,049	245,666
Loans payable to related parties	33,715	34,212
Due sellers of VoipSwitch Inc.	150,000	150,000
Total current liabilities	675,200	744,041
Liability for common stock purchase warrants	335,754	-

Total liabilities	1,010,954	744,041

Stockholders' equity:
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
35,204,429 and 32,402,935 shares, respectively	35,204	32,403
Additional paid-in capital	4,894,675	4,733,537
Deficit	(2,868,646)	(2,994,155)
Accumulated other comprehensive income (loss)	(13,521)	(12,112)

Total stockholders' equity	2,047,712	1,759,673

Total liabilities and stockholders' equity	$3,058,666	$2,503,714

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Operating revenues:
Software license fees	$1,004,097	$637,991
Revenues from communications airtime and devices	69,863	23,913

Total operating revenues	1,073,960	661,904

Cost of operating revenues:
Software license fees	415,221	206,082
Communications air time	37,701	41,872

Total cost of operating revenues	452,922	247,954

Gross profit (loss)	621,038	413,950

Operating expenses:
Selling, general and administrative expenses
(including stock-based compensation of $21,064
and $379,265, respectively)	616,884	858,368

Total operating expenses	616,884	858,368

Income (loss) from operations	4,154	(444,418)

Income from revaluation of liability For common stock purchase warrants	121,854	-
Interest income	-	1
Interest expense	(499)	(23)

Income (loss) before income taxes	125,509	(444,440)

Income taxes (benefit)	-	-

Net income (loss)	$125,509	$(444,440)

Net income (loss) per share - basic and diluted	$0.00	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	33,536,297	30,754,584

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
Three Months Ended June 30, 2010
(Unaudited)

					Accumulated
	Common Stock,		Additional		Other	Total
	$.001 par value		Paid-In		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances,
March 31, 2010	32,402,935	$32,403	$4,733,537	$(2,994,155)	$(12,112)	$1,759,673

Private placement of shares
and warrants, less $89,499
costs and less $457,608
attributable to warrants
classified as liabilities	2,760,000	2,760	140,133	-	-	142,893

Shares issued for services	41,494	41	9,959	-	-	10,000

Stock options expense	-	-	11,046	-	-	11,046

Foreign currency
translation
adjustment	-	-	-	-	(1,409)	(1,409)

Net income (loss)	-	-	-	125,509	-	125,509

Balances,
June 30, 2010	35,204,429	$35,204	$4,894,675	$(2,868,646)	$(13,521)	$2,047,712

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$125,509	$(444,440)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Stock based compensation	21,064	379,625
Depreciation	720	1,177
Amortization	57,500	57,500
Income from revaluation of liability for common stock purchase warrants	(121,854)	-

Changes in operating assets and liabilities:
Accounts receivable, net	(23,666)	(56,928)
Prepaid expenses and other current assets	520	10,305
Accounts payable	(25,472)	97,283
Accrued expenses payable	(12,255)	(1,702)
Deferred software license fees	(30,617)	35,756

Net cash provided by (used in) operating activities	(8,551)	78,216

Cash flows from investing activities:
Acquisition of VoipSwitch Inc.	-	(88,000)
Purchases of property and equipment	-	-

Net cash provided by (used in) investing activities	-	(88,000)

Cash flows from financing activities:
Proceeds from private placement of shares and warrants, less $89,499 offering costs	600,501	-
Increase (decrease) in loans payable to related parties	(497)	(28,286)

Net cash provided by (used in) financing activities	600,004	(28,286)

Effect of exchange rate changes on cash and cash equivalents	(1,259)	(43,456)

Increase (decrease) in cash and cash equivalents	590,194	(81,526)

Cash and cash equivalents, beginning of period	218,438	175,072

Cash and cash equivalents, end of period	$808,632	$93,546

Supplemental disclosures of cash flow information:

Interest paid	$499	$23

Income taxes paid	$-	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
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

Limited is engaged in the telephone communications business.  Limited offers customers through its software voice calls over the internet.  The software allows computer users to access the Company’s exchange via the internet and through the exchange connect with numerous sources of telephone communications at discounted rates.  Since January 15, 2008, Limited has also licensed VoipSwitch software systems.

The consolidated financial statements include the accounts of VoiceServe and its wholly owned subsidiaries Limited and VoipSwitch (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2010 and for the three months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the three months ended June 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2011.  The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2010 as included in our report on Form 10-K.

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
June 30, 2010
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

Goodwill of $244,791 (excess of the $2,400,000 consideration, excluding the $600,000 contingent consideration, over the $2,155,209 identifiable net assets) was recorded at the acquisition date January 15, 2008.  In February and March 2008, $100,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.  In the year ended March 31, 2009, an additional $99,000 of the “contingent consideration” notes payable was paid and added to goodwill.  In the three months ended June 30, 2009, an additional $88,000 of the “contingent consideration” notes payable was paid and added to goodwill. The balance remaining on the “contingent consideration” notes payable at June 30, 2010 is $313,000.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of:

	June 30,	March 31,
	2010	2010

Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	$2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	531,791	531,791

Total	2,731,791	2,731,791

Accumulated amortization	(565,417)	(507,917)

Intangible assets, net	$2,166,374	$2,223,874

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the three months ended June 30, 2010 and 2009, amortization of intangible assets expense was $57,500.  $50,000 was included in cost of software license fees and $7,500 was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of June 30, 2010 follows:

Year ended March 31,	Amount
2011	$172,500
2012	230,000
2013	225,833
2014	210,000
2015	210,000
Thereafter	586,250

Total	$1,634,583

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 5 – DEFERRED SOFTWARE LICENSE FEES

As described in Note 1, the licenses of the VoipSwitch systems generally include certain postcontract customer support (“PCS”).  In accordance with Accounting Standards Codification (“ASC”) Topic 985-605-25, “Software Revenue Recognition”, the Company allocates a portion of the license fees to PCS based on the vendor-specific objective evidence of fair value (generally $800 for 1 year technical support) of the PCS and recognizes the PCS revenues ratably over the period of the agreed PCS.

Deferred software license fees (attributable to PCS) for the three months ended June 30, 2010 were accounted for as follows:

Balance, March 31, 2010	$245,666
Additions	111,600
Recognized as revenue	(142,217)

Balance, June 30, 2010	$215,049

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	June 30, 2010	March 31, 2010
Due chairman of the board of directors	$19,132	$19,415
Due chief operational officer	14,508	14,722
Due chief financial officer	75	75

Total	$33,715	$34,212

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 7 – DUE SELLERS OF VOIPSWITCH INC.

The $150,000 notes payable due to the sellers of Voipswitch Inc, (see Note 3) are non-interest bearing and due on demand.

NOTE 8 – LIABILITY FOR COMMON STOCK PURCHASE WARRANTS

As part of the private placement which closed on May 26, 2010 (see Note 9), the Company issued a total of 1,380,000 warrants to certain accredited investors.  Each warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share (the “Exercise Price”) to May 26, 2015.

The Exercise Price of the warrants is to be adjusted in the event of any stock splits or stock dividends or in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the Exercise Price. Accordingly, in accordance with EITF Issue No. 07-05, "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock", the Company reflected the $457,608 fair value of the warrants at May 26, 2010 (calculated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.45 per share, exercise price of $0.50 per share, risk-free interest rate of 2.06%, term of five years, and expected volatility of 100%) as a liability and will remeasure the fair value of the warrants each quarter, adjust the liability balance, and reflect changes in operations as "income( expense) from revaluation of liability For common stock purchase warrants”.

Below is a reconciliation of the change in the fair values of the warrants from May 26, 2010 to June 30, 2010.

	Common
	Shares	Fair
	Equivalent	Value
Balance, May 26, 2010	1,380,000	$457,608
Revaluation credited to operations	-	(121,854)
Balance, June 30, 2010	1,380,000	$335,754

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

Common stock issuances

On May 21, 2009, VoiceServe issued a total of 3,000,000 shares of its common stock to the three sellers of VoipSwitch for services rendered. The $375,000 estimated fair value of the shares is included in selling, general and administrative expenses in the three months ended June 30, 2009.

Effective April 2010, VoiceServe issued 41,494 shares of its common stock to a consultant for services rendered.  The $10,000 estimated fair value of the shares is included in selling, general and administrative expenses in the three months ended June 30, 2010.

On May 26, 2010, VoiceServe closed on the sale to certain accredited investors of a total of 2,760,000 shares of common stock at a price of $0.25 per share and 1,380,000 warrants to purchase 1,380,000 shares of common stock, for $690,000 gross proceeds ($600,501 net proceeds after deducting costs of the private placement). Each warrant (see Note 8) entitles the holder to purchase one share of common stock at a price of $0.50 per share (the "Exercise Price") to May 26, 2015.

Stock options

Effective May 12, 2009, VoiceServe granted non-qualified stock options to 4 service providers exercisable into a total of up to 703,000 shares of common stock at an exercise price of $0.13 per share to December 23, 2013. The options vest 2/3 on December 23, 2010 and 1/3 on December 23,2011. The $81,618 estimated fair value of the options (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.15 share price, (ii) 5 year term, (iii) 100% expected volatility, and (iv) 3% risk free interest rate) is being expensed ratably over the requisite service period from May 12,2009 to December 23, 2011.

On January 4, 2010, Voiceserve granted non-qualified stock options to 2 service providers exercisable into a total of up to 200,000 shares of common stock at an exercise price of $0.13 per share to January 4, 2015.  The options vest 2/3 on January 4, 2012 and 1/3 on January 4, 2013.

The $39,520 estimated fair value of the options (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.24 share price, (ii) 5 year term, (iii) 100% expected volatility, and (iv) 2.65% risk free interest rate) is being expensed ratably over the three year requisite service period.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

Stock options expense for the three months ended June 30, 2010 and 2009 was $11,046 and $4,265, respectively. As of June 30, 2010, there was $79,320 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized in the years ending March 31 2011, 2012, and 2013 in the amounts of $33,256, $36,030, and $10,034, respectively.

NOTE 10 – INCOME TAXES

No provisions for income taxes were recorded in the three months ended June 30, 2010 and 2009 since the Company didn’t have any income subject to income tax (after taking into account available net operating loss carryforwards in the respective tax jurisdictions) in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of June 30, 2010 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 11 – RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2010 and 2009, consulting fees paid to officers, directors, and their affiliates totaled $126,303 and $132,663, respectively. These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

In connection with the private placement which closed May 26, 2010 (see Note 9), the Company and the investors executed a Securities Purchase Agreement and a Registration Rights Agreement. Among other things, the Registration Rights Agreement provides that the Company will prepare and file with the SEC a Registration Statement covering the resale of the Registrable Securities and use its commercially reasonable efforts to cause it to be declared effective.

If the Registration Statement is not filed by July 30, 2010 or if the Registration Statement filed is not declared effective by the SEC within certain time periods (by December 27, 2010 in the event of a "full review" by the SEC) and the Company has not exercised its reasonable best efforts to secure the Registration Statement's effectiveness with the SEC, the Registration Agreement provides that the Company will pay monthly (until cured) partial liquidated damages to the investors equal to 1% of the purchase price paid by the investors, subject to a maximum of 10% of the purchase price paid by the investors.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)

Investment agreement

On August 20, 2007, VoiceServe entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”).  Pursuant to this Agreement, the Investor committed to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months.  The amount that we shall be entitled to request from each purchase (“Puts”) shall be equal to, at our election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date.  The Put Date shall be the date that the Investor receives a put notice of a draw down by us.  The purchase price shall be set at ninety-three percent (93%) of the lowest closing Best Bid price of the Common Stock during the pricing period.  The pricing period shall be the five (5) consecutive trading days immediately after the put notice date.  There are put restrictions applied on days between the put date and the closing date with respect to that particular put.  During this time, we shall not be entitled to deliver another put notice.

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

Rental agreement

Limited rents office space at monthly rentals of £710 (or $1062 translated at the June 30, 2010 exchange rate).  For the three months ended June 30, 2010 and 2009, rent expense was $3,193 and $3,008, respectively.

Item 2.        Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of VoIP software products and services for many different types of devices, including a wide range of cellular telephones. Their careers began in 1991 with Econophone Inc. (“Econophone”) a marketer of international “call-back” and “calling cards”. The founders worked as independent resellers of calling cards creating markets in Europe and third world countries transmitting the calls via universal 0800 numbers. While working at Econophone, the founders discovered a huge potential in the market for pre-paid calling cards and were one of the first groups in the industry to market such a product in Europe. Our founders introduced, among the many famous European distributors to market such a product, the Audax Group (“Audax”), based in Holland with an annual turnover in excess of 850 million. Our founders were also instrumental in aiding Econophone LLC in its transformation from a privately held company to one listed on the New York Stock Exchange, known thereafter as Viatel. Once Viatel was listed on the New York Stock Exchange, our founders independently set up their own ISDN and VoIP platforms with the intention of developing and marketing a comprehensive VoIP solution.  Our marketing efforts are focused on VoIP wholesalers termination carriers, retail VoIP providers, Internet providers, including WiFi and WiMax operators, Cable TV networks, GSM providers, telecom resellers, prepaid serve companies, and small-to-medium size companies (businesses, hotels, hospitals, etc.).

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

To further the breadth of VoipSwitch’s system, the Company added VoIP dialers for cellular phones.  Over the last twelve months, the Company has introduced dialers for Blackberry and Apple’s iPhone, in addition to its existing dialers for Symbian (Nokia, Motorola, Samsung, Sony, etc.), Android and Windows® cellular phones.  Subsequent to the June 30, 2010, the fiscal first quarter close, the Company introduced softphone dialers for Apple ,iPads and iPods, enabling the devices to conduct economical VoIP calls, worldwide.

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

▪
We hope to hire additional programmers on a dedicated basis in order to execute our plans to further enhance IPTV which is the future in technology. We anticipate paying either an annual salary or hourly fee to dedicated programmers depending upon the workload required. We expect that we will require a minimum of $150,000 in aggregate for programmers in 2010 to optimally implement our plans.

▪	It is Voiceserve’s aim to amass a large subscription base in its Call-to-PBX service thus increasing revenues and hence profitability.

RESULTS OF OPERATIONS FOR THE FIRST QUARTER OF FISCAL YEARS
2010 AND 2009 ENDED JUNE 30, 2010 AND JUNE 30, 2009, RESPECTIVELY

The following table presents the statement of operations for the three month periods ended June 30, 2010 and June 30, 2009. The discussion following the table is based on these results.

	Three Months Ended June ,
	2010	2009
Operating revenues:
Software license fees	$1,004,097	$637,991
Revenues from communications air time and devices	69,863	23,913
Total operating revenues	1,073,960	661,904

Cost of operating revenues:
Software license fees	415,221	206,082
Communications air time	37,701	41,872
Total cost of operating revenues	452,922	247,954

Gross profit (loss)	621,038	413,950

Operating expenses:
Selling, general and administrative expenses, including
stock-based compensation of $21,064 and
$379,265, respectively	616,884	858,368

Total operating expenses	616,884	858,368

Income (loss) from operations	4,154	(444,418)

Income from revaluation of liability for common stock purchase warrants	121,854	---
Interest income	---	1
Interest expense	(499)	(23)

Income (loss) before income taxes	125,509	(444,440)

Income taxes (benefit)	---	---

Net income (loss)	$125,509	$(444,440)

Net income (loss) per share - basic and diluted	$0.00	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	33,536,297	30,754,584

 Total Revenue

Revenues were $1,073,960 for the three month period ended June 30, 2010 and $661,904 for the three months ended June 30, 2009.  The increase in sales is primarily attributed to increased marketing at industry shows and conferences, an increase in sales personnel added in June 2010, the addition of softswitch modules and increased sales to existing clients. The company has been exhibiting globally at prominent and significant IT and VoIP exhibitions. Presence at shows increases awareness to the company’s broad spectrum of its software products and modules.   Furthermore, the Company has added three additional types of mobile dialers: Windows, Android and the Apple dialers. This allows connectivity to the VoipSwitch softphone not only from a PC, but also from a mobile phone while in a WiFi, 3G or Edge environment.  The Company’s client base is spread globally.

Cost of Revenues

Cost of revenues for the three month period ended June 30, 2010 was $452,922 compared to $247,954 for the same period in 2009.  Gross margin averaged 58% during the first quarter of fiscal year 2011 (ended June 30, 2010) compared to 63% during the first quarter of fiscal 2010.  Included in cost of revenues is amortization of intangible assets of $50,000 in the first quarters of both fiscal years 2011 and 2010.

Operating Expenses

Sales, General and Administrative Costs

SG&A for the three months ended June 30, 2010 was $616,884 compared to $858,368 for the same period of the prior year, which includes stock based compensation of $379,265. Excluding the stock based compensation in the prior year period, SG&A in the current fiscal year first quarter increased $137,781. The increased costs represents the added costs of attending and presenting at industry conferences and trade shows, increased sales and marketing efforts, and the continued development of leading-edge features including IPTV, instant messaging capabilities for mobile phones and softphone dialers Apple products. Also included in SG&A is amortization of intangible assets of $7,500 in the first quarters of both fiscal years 2011 and 2010.

Net Income (Loss)

The Company generated net earnings for the three month period ending June 30, 2010 of $125,509, which includes income from revaluation of liability for common stock purchase warrants of $121,854.   This compares to a loss of $(444,440) for the three month period ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010 we had $808,632 in cash and cash equivalents. On May 26, 2010 the Company raised $690,000 through the sale of shares of Company stock, which was accomplished through advice and support of professional investment consultants.  Additional capital may be required in order to grow and sustain operations over the next twelve months. In addition, unless the company achieves a sustainable level of profitability and sufficient cash flow, it will need to raise additional capital to continue its operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Currently, we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

CRITICAL ACCOUNTING PRONOUNCEMENTS

Our significant accounting policies are summarized in Note 2 of our financial statements included in our report on Form 10-K.

Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would have materially affected our results of operations, financial position or liquidity for the periods presented in this report.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On May 26, 2010, we closed on the sale to certain accredited investors of a total of 2,760,000 shares of common stock at a price of $0.25 per share and 1,380,000 warrants to purchase 1,380,000 shares of common stock, for $690,000 gross proceeds ($600,501 net proceeds after deducting costs of the private placement). Each warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share to May 26, 2015.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.     Removed and Reserved.

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

VOICESERVE, INC.

Date: August 13, 2010	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer

Date: August 13, 2010	By:	/s/ Aron Sandler
Chief Financial Officer and Principal
Accounting Officer