Form 10-K/A
period 2010-03-31
VOICESERVE INC
filed 2010-11-10
CIK 1353505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to FORM 10-K

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

Number of shares of the registrant’s common stock outstanding as of June 29, 2010 was 35,204,429.

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

PART I

ITEM 1.DESCRIPTION OF BUSINESS

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our fiscal year 2010 Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

GENERAL

Our mission is to enable VoIP business and entrepreneurs to offer a full array of VoIP services globally. Since the company was founded, we have worked to achieve this mission by creating technology that addresses the principle communication needs  through the economical use of VoIP. We develop and market software, services and solutions that we believe empowers our customers to communicate more efficiently and economically through the Internet throughout the world. VoipSwitch’s software enables communications providers, businesses, enterprises, hotels and cruise liners VOIP & TDM communication. Our customers purchase a license from us. The VoipSwitch license is a central medium in a telecommunications network that connects telephone calls from one phone line to another entirely by means of software running on a computerized system. This work was formerly carried out by hardware with physical switchboards to route the calls. VoipSwitch has created an environment whereby the VoipSwitch license purchaser can control all his clients’ activity via the Internet. Voipswitch controls connections at the junction point between circuit and packet networks. The end user can make calls from a computer, mobile phone, land line or SIP device. End users can manage their account online via their specific user names and passwords, with all the basic features available with landline communication systems plus many more convenient parameters. These include for example, call forwarding voice mail SMS and most basic PPX standard features. We do not have any patents. Capital devoted to research and development is used towards expanding the possibility of communication and its features.

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

Patent and Trademarks

We currently do not own any patents or licenses of any kind and therefore we have no protected rights with respect to our services. However Voip S witch logo and name has been trademarked in the United Kingdom and Ireland as of 18th June 2010. Applications have been submitted to expand the trade mark across the European continent.

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

  In their report dated June 29, 2010, our independent auditors stated that our financial statements for the fiscal years ended March 31, 2010 and 2009, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of our recurring losses from operations and our net working capital deficiency. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit.

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

	Year Ended March 31,
	2010	2009
Operating revenues:
Software license fees	$3,168,876	$1,379,135
Revenues from communications air time	141,189	552,394
Total operating revenues	3,310,065	1,931,529

Cost of operating revenues:
Software license fees	1,038,671	696,999
Communications air time	124,422	611,114
Total cost of operating revenues	1,163,093	1,302,113

Gross profit (loss)	2,146,972	629,416

Operating expenses:
Selling, general and administrative expenses, including
stock-based compensation of $ 405,772 and
$ 50,417 , respectively	2,812,453	998,767

Total operating expenses	2,812,453	998,767

Income (loss) from operations	(665,481)	(369,351)

Interest income	39	178
Interest expense	-	(1,840)

Income (loss) before income taxes	(665,442)	(371,013)

Income taxes (benefit)	---	---

Net income (loss)	$(665,442)	$(371,013)

Net income (loss) per share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	31,990,848	29,160,680

Revenues and Cost of Revenues

Cost of operating revenues decrease to $1,163,093 in the twelve month period from $1,302,113 reflecting the Company’s greater focus on software sales as compared to service and device sales.  As a result, the company’s gross margin increased from 34% for fiscal year 2009 to 65% for fiscal year 2010.

Total Revenues

Revenues were $ 3,310,065 for the twelve months ended March 31, 2010 and $ 1,931,529 for the twelve months ended March 31, 2009.  The increase in sales is primarily attributed to increased marketing at industry shows and conferences, the addition of softswitch modules and increased sales to existing clients. The company has been exhibiting globally at prominent and significant IT and VoIP exhibitions. Presence at shows increases awareness to the company’s broad spectrum of its software products and modules.  Furthermore, it has added three additional types of mobile dialers: Windows, Android and the Apple dialers. This allows connectivity to the VoipSwitch softphone not only from a PC, but even from a mobile phone while in WiFi, 3G or Edge environment.  The Company’s client base is spread globally.  The revenues were generated from 44% of sales in Asia, 27% of sales in North America,22% of sales in Europe and  7% across other  regions.  It should be noted that Deferred Revenue increase to $245,666 in fiscal year 2010 from $121, 993 in fiscal year 2009.  In most cases, Deferred Revenue will be recognized over the subsequent twelve month period.

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

Operating Expenses

Sales, General and Administrative Costs

SG&A for fiscal 2010 was $2,812,453 an increase of $1,813,686 over the prior year level of $998,767.  The increased costs represents the added costs of attending and presenting at industry conferences and trade shows, increased sales and marketing efforts, and development of Vippie mobile dialers for cellular phones. In addition, stock based compensation increased to $405,772 from $50,417 in fiscal year 2009. Also included i n SG&A is amortization of intangible assets of $230,000 in both fiscal years 2010 and 2009.

Net Income (Loss)

The Company incurred a Loss from operations for the year ended March 31, 2010 of $(665,442) compared to $(371,013) for the year ended March 31, 2009.  It should be noted that the Company’s losses over the most recent two quarters were $47,985 and $43,598, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010 we had $808,632 in cash and cash equivalents. On May 26, 2010 we raised $690,000 through the sale of shares of Company stock, which was accomplished through advice and support of professional investment consultants through a private placement. In connection with the private placement the Company and the investors executed a Securities Purchase Agreement and a Registration Rights Agreement. Among other things, the Registration Rights Agreement provides that the Company will prepare and file with the SEC a Registration Statement covering the resale of the Registrable Securities and use its commercially reasonable efforts to cause it to be declared effective. If the Registration Statement is not filed by July 30, 2010 or if the Registration Statement filed is not declared effective by the SEC within certain time periods (by December 27, 2010 in the event of a "full review" by the SEC) and the Company has not exercised its reasonable best efforts to secure the Registration Statement's effectiveness with the SEC, the Registration Agreement provides that the Company will pay monthly (until cured) partial liquidated damages to the investors equal to 1% of the purchase price paid by the investors, subject to a maximum of 10% of the purchase price paid by the investors. To date, the Company is not in violation of the Registration Rights Agreement and therefore is not obligated to pay or accrue for such liquidated damages.
Additional capital may be required in order to grow and sustain operations over the next twelve months. In addition, unless the Company becomes profitable and begins generating sufficient cash flow, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Management believes that, if the Company’s operational cash flow is not sufficient to support its operational and/or its marketing strategy, its short-term capital needs could range between $500,000 and $1,500,000 for which it would most probably seek to raise the capital in the equity markets.

Long term capital needs of the company highly depend upon the amount of time it takes for us to achieve market penetration.  If we are successful in growing market share and developing new markets around the world, it will be necessary for us to hire additional employees to support an expanding client base.  If additional working capital is needed to support an expanded operation, we will seek such capital in the form of debt and/or equity. Management believes that the Company’s long term capital needs, could potentially range between $1,500,000 and $3,000,000.

Currently, we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. In the short term, should the release of our new features and modules take longer than we anticipate capital will be required to finance the engineers working on these products. Long term, once the products are fully developed and enhanced capital will be required to expand the marketing prospects into different regions and markets.

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

/s/ Michael T. Studer CPA P.C.

Freeport, New York
June 29, 2010 (except as to the fifth, sixth, seventh, and eighth paragraphs of Note 13, which are as of October 18, 2010)

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

On May 21, 2009, Voiceserve issued a total of 3,000,000 shares of its common stock to the three sellers of VoipSwitch for services rendered. The $375,000 estimated fair value of the shares, which was calculated based on the nearest day trading price of $0.25 per share and a 50% restricted stock discount,  is included in selling, general and administrative expenses in the three months ended June 30, 2009.

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

On June 4, 2010, VoiceServe, Inc. executed employment agreements with (i) its President and Chairman, Alexander Ellinson, and (ii) its Chief Executive Officer, Michael Bibelman. Each agreement has a term of five (5) years and each provides for (i) an annual base salary of $240,000, (ii) an annual bonus of up to 100% of the base salary as determined in the sole discretion of the Board of Directors, and (iii) annual grants of stock options under the Company's Equity Incentive Stock Plan to purchase 250,000 shares of common stock at $0.25 per share for the first year, which shall occur on or before July 26, 2010, and at a 25% discount off the price on each June 4 thereafter in 2011, 2012, 2013, and 2014 (which vest at such time as approved by the Board of Directors). The Board has not yet approved the initial grant of the 250,000 common stock share options, which was to occur on or before July 26, 2010, for either Mr. Ellison or Mr. Bibelman.

Both employment agreements also provide for other employee benefits, such as an allowance for leasing a car for the Company or the Company providing one, healthcare insurance, vacation and other benefits provided in accordance with Company policy. In addition, each agreement contains provisions concerning early termination of the executive for death, disability, or with or without cause by the executive. In the event of death or disability, the Company is obligated to pay three months base salary plus accrued benefits. In the event of a termination of the executive "without cause," the Company is obligated to pay each executive, in lieu of "severance payments," his base pay and bonus, including percentage of profits, for the term in which the termination occurs for 36 months after the termination date in accordance with Company payroll practices, and maintain other benefits for that executive also for that 36 month period. Finally, the Company is obligated to pay the exercise price for the stock options to be granted as described in the preceding paragraph and the Company is required to issue 250,000 shares of common stock to the terminated executive with demand registration rights.

On September 30, 2010, VoiceServe, Inc. executed an employment agreement with Alfred Stefansky, its concurrently appointed Chief Financial Officer. The agreement has a term of five (5) years and provides for (i) a monthly base salary of $8,000, (ii) an annual bonus of up to 100% of the base salary as determined in the sole discretion of the Board of Directors, and (iii) a one-time issuance of 300,000 restricted shares of Company common stock. Additionally, the agreement provides that the Company shall provide standard health insurance coverage for the executive and each individual family member and the Executive shall be eligible to participate in any employee benefit plans of the Company. Either party may terminate the agreement without cause upon 60 days prior written notice. In the event of death or disability, the Company is obligated to pay three months base salary plus accrued benefits.

Also on September 30, 2010, VoiceServe, Inc, executed director agreements with Michael Taylor and Andrew Millet, concurrently appointed members of the Board of Directors. Both agreements have terms of one year, subject to a one year renewal term upon reelection by a majority of the Company stockholders. Both agreements provide for (i) a monthly retainer of $1,000 and (ii) a one-time issuance of 300,000 restricted shares of Company common stock. Additionally, the agreements provide that the Company shall provide reimbursements for all reasonable out-of- pocket expenses incurred.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of November 10 , 2010 are as follows:

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

Mr. Bibelman has over 15 years experience in the telecommunications industry.  His professional experience includes creating markets and marketing telephone calling card throughout Europe and third world countries.  He was central in the introduction of the popular “Big Talk!” phone card to the United Kingdom and Scotland. He was also instrumental in advancing Econophone LLC, later renamed Viatel, from a privately held company to a publicly owned one listed on the New York Stock Exchange.  Shortly after Viatel listed on the NYSE, Mr. Bibelman created an integrated services digital network (ISDN) platform as the precursor to a comprehensive VoIP solution. He co-founded Voiceserve Ltd. with Mr. Ellinson.

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

Mr. Ellinson, who serves as chairman of Voiceserve, Inc., is a co- founder of Voiceserve Limited and has over 15 years experience the telecommunications industry. He has served as an independent marketing agent for a European Telecom provider, during which he was responsible for developing major contracts with blue chip companies in both Holland and Germany. Mr. Ellinson worked in corporate management for Ambro International. In March 2002 Mr. Ellinson co-founded Voiceserve Ltd. with the goal of developing VoIP technology and offering a complete solution to end users.

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

MR. KRZYSZTOF OGLAZA, CHIEF TECHNICAL OFFICER .  Co-founding director of VoipSwitch Inc. Having completed his Engineering degree in Information Technology at the Politeck School of Opole in Poland, Mr Oglaza continued to secure a Masters in Technology in the college of Wroclaw Poland in 2000. During his studies for his masters he became a partner in Intermic S.C. a local Internet provider. Mr. Krzysztof was a partner in Intermic S.C., a local Internet provider, which was acquired by Netia Holding, Poland’s largest private telcom company in 2002. Thereafter VoipSwitch was founded.

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

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is attached hereto and is filed as E xhibit 14 .

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

Name And Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	(1) All Other Compensation ($)	Totals ($)
Aron Sandler,	2010	$0	0	0	0	0	0	29,870	29,870
Chief Financial	2009	$0	0	0	0	0	0	0	0
Officer

Michael	2010	$0	0	0	0	0	0	257,970	257,970
Bibelman,	2009	$0	0	0	0	0	0	107,432	107,432
Chief Executive
Officer

Alexander	2010	$0	0	0	0	0	0	266,575	266,575
Ellinson,	2009	$0	0	0	0	0	0	128,783	128,783
Chairman of
the Board &
President

Mike Ottie,	2010	$0	0	0	0	0	0	43,007	43,007
Chief	2009	$0	0	0	0	0	0	70,063	70,063
Operations
Officer (4)

(1)	Each of these individuals and their affiliates were paid consulting fees for services rendered to Voiceserve Limited.

Employment Agreements

On June 4, 2010, we executed employment agreements with (i) our President and Chairman, Alexander Ellinson, and (ii) our Chief Executive Officer, Michael Bibelman. The employment agreements with Mr. Ellinson and Mr. Bibelman are attached hereto as Exhibits 10.4 and 10.5, respectively. Each agreement has a term of five (5) years and each provides for (i) an annual base salary of $240,000, (ii) an annual bonus of up to 100% of the base salary as determined in the sole discretion of the Board of Directors, and (iii) annual grants of stock options under the Company’s Equity Incentive Stock Plan to purchase 250,000 shares of common stock at $0.25 per share for the first year, which shall occur on or before July 26, 2010, and at a 25% discount off the price on each June 4 thereafter in 2011, 2012, 2013, and 2014 (which vest at such time as approved by the Board of Directors). Annual bonuses are determined by the Board of Directors and are based on the Company’s ability to generate revenues.The Board has not yet approved the initial grant of the 250,000 common stock options, which was to occur on or before July 26, 2010, for either Mr. Ellison or Mr. Bibelman.

Both employment agreements also provide for other employee benefits, such as an allowance for leasing a car for the Company or the Company providing one, healthcare insurance, vacation and other benefits provided in accordance with Company policy. In addition, each agreement contains provisions concerning early termination of the executive for death, disability, or with or without cause by the executive. In the event of death or disability, the Company is obligated to pay three months base salary plus accrued benefits. In the event of a termination of the executive “without cause,” the Company is obligated to pay each executive, in lieu of “severance payments,” his base pay and bonus, including percentage of profits, for the term in which the termination occurs for 36 months after the termination date in accordance with Company payroll practices, and maintain other benefits for that executive also for that 36 month period. Finally, the Company is obligated to pay the exercise price for the stock options to be granted as described in the preceding paragraph and the Company is required to issue 250,000 shares of common stock to the terminated executive with demand registration rights.

ITEM 12 . SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following information table sets forth certain information regarding the Common Stock owned on March 31, 2010 by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Names and Address (1)	Shares Owned Number	Percentage (2)

Aron Sandler Chief Financial Officer and Director	5,000,000	15.43%

Alexander Ellinson President & Chairman of the Board of Directors	3,375,000	10.42%

Michael Bibelman Chief Executive Officer & Director	3,375,000	10.42%

Lukasz Nowak Chief Integration Officer	2 ,250,000	6.94%

Mike Ottie Chief Operational Officer & Director	4,500,000	13.89%

Krzysztof Oglaza Chief Technical Officer and Director	2 ,250,000	6.94%

Michal Kozlowski Chief Development Officer	2 ,250,000	6.94%

Daphne Arnstein (3)	1,068,750	3.30%

Rachel Weissbart (4)	1,111,815	3.43%

All Directors and Officers as a Group (7 persons)	23,000,000	70.98%

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(2)	Based on 32,402,935 shares of common stock outstanding as of March 31, 2010.

(3)	Wife of Alexander Ellinson.

(4)	Wife of Michael Bibelman.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

14.1	Code of Ethics
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Voiceserve, Inc.
Dated: November 10 , 2010	By:	/s / Michael Bibelman
Michael Bibelman Chief Executive Officer and Director

Dated: November 10 , 2010	By:	/s / Aron Sandler
Aron Sandler Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Bibelman	Chief Executive Officer,	November 10 , 2010
Michael Bibelman	and Director

/s/ Aron Sandler	Chief Financial Officer, Principal	November 10 , 2010
Aron Sandler	Accounting Officer and Director

/s/ Alexander Ellinson	President and	November 10 , 2010
Alexander Ellinson	Chairman of the Board of Directors

/s/ Mike Ottie	Chief Operational Officer	November 10 , 2010
Mike Ottie	and Director

/s/ Krzysztof Oglaza	Chief Technical Officer	November 10 , 2010
Krzysztof Oglaza	and Director

/s/ Michal Kozlowski	Chief Development Officer	November 10 , 2010
Michal Kozlowski

/s/ Lukasz Nowak	Chief Integration Officer	November 10 , 2010
Lukasz Nowak