Form 10-Q
period 2010-09-30
VOICESERVE INC
filed 2010-11-15
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-51882
______________

VOICESERVE, INC
(Exact name of small business issuer as specified in its charter)
______________

Delaware
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Grosvenor House, 1 High Street Middlesex England	HA8, 7TA
(Address of principal executive offices)	(Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2010: 36,104,429 shares of common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2010	March 31, 2010
	(Unaudited )
Assets

Current assets:
Cash and cash equivalents	$533,471	$218,438
Accounts receivable, net of allowance for doubtful accounts of $30,000 and $0, respectively	98,885	32,839
Prepaid expenses and other current assets	17,143	16,901

Total current assets	649,499	268,178

Property and equipment, net of accumulated depreciation of $64,848 and $60,227, respectively	52,562	11,662
Intangible assets, net of accumulated amortization of $622,917 and $507,917, respectively	2,108,874	2,223,874

Total assets	$2,810,935	$2,503,714

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$286,522	$256,458
Accrued expenses payable	58,800	57,705
Deferred software license fees	276,499	245,666
Loans payable to related parties	35,471	34,212
Due sellers of VoipSwitch Inc.	150,000	150,000
Total current liabilities	807,292	744,041
Liability for common stock purchase warrants	302,634	—

Total liabilities	1,109,926	744,041

Stockholders’ equity:
Preferred stock, $.001 par value; authorized 10,000,000 shares, none issued and outstanding	—	—
Common stock, $.001 par value; authorized 100,000,000 shares, issued and outstanding 36,104,429 (including 900,000 shares committed to be issued) and 32,402,935 shares, respectively	36,104	32,403
Additional paid-in capital	5,181,191	4,733,537
Deficit	(3,460,849)	(2,994,155)
Accumulated other comprehensive income (loss)	(55,437)	(12,112)

Total stockholders’ equity	1,701,009	1,759,673

Total liabilities and stockholders’ equity	$2,810,935	$2,503,714

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months		Six Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Operating revenues:
Software license fees	$953,114	$725,709	$1,957,211	$1,363,700
Revenues from communications air time and devices	81,611	24,074	151,474	47,987

Total operating revenues	1,034,725	749,783	2,108,685	1,411,687

Cost of operating revenues:
Software license fees	457,197	218,901	872,418	424,983
Communications airtime and devices	96,732	36,834	134,433	78,706

Total cost of operating revenues	553,929	255,735	1,006,851	503,689

Gross profit	480,796	494,048	1,101,834	907,998

Operating expenses:
Selling, general and administrative expenses (including stock-based compensation of $287,398 $7,845, $308,462 and $387,110, respectively)	1,107,232	551,529	1,724,116	1,409,897

Total operating expenses	1,107,232	551,529	1,724,116	1,409,897

Income (loss) from operations	(626,436)	(57,481)	(622,282)	(501,899)

Income from revaluation of liability for common stock purchase warrants	33,120	—	154,974	—
Interest income	614	—	614	1
Interest expense	499	3	—	(20)

Income (loss) before income taxes	(592,203)	(57,478)	(466,694)	(501,918)

Income taxes (benefit)	—	—	—	—

Net income (loss)	$(592,203)	$(57,478)	$(466,694)	$(501,918)

Net income (loss) per share - basic and diluted	$(0.02)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	35,204,429	32,402,935	34,370,363	31,578,760

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
Six Months Ended September 30, 2010
(Unaudited)

					Accumulated
	Common Stock,		Additional		Other	Total
	$.001 par value		Paid-In		Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances,
March 31, 2010	32,402,935	$32,403	$4,733,537	$(2,994,155)	$(12,112)	$1,759,673

Private placement of shares and warrants, less $89,499 costs and less $457,608 attributable to warrants classified as liabilities	2,760,000	2,760	140,133	—	—	142,893

Shares issued for services	941,494	941	157,109	—	—	158,050

Stock options expense	—	—	150,412	—	—	150,412

Foreign currency translation adjustment	—	—	—	—	(43,325)	(43,325)

Net income (loss)	—	—	—	(466,694)	—	(466,694)

Balances, September 30, 2010	36,104,429	$36,104	$5,181,191	$(3,460,849)	$(55,437)	$1,701,009

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(466,694)	$(501,918)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Stock-based compensation	308,462	387,110
Depreciation of property and equipment	4,621	7,608
Amortization of intangible assets	115,000	115,000
Income from revaluation of liability for common stock purchase warrants	(154,974)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(66,046)	(50,209)
Prepaid expenses and other current assets	(242)	(37,346)
Accounts payable	30,064	131,264
Accrued expenses payable	1,095	(2,867)
Deferred software license fees	30,833	90,173

Net cash provided by (used in) operating activities	(197,881)	138,815

Cash flows from investing activities:
Acquisition of VoipSwitch Inc.	—	(88,000)
Purchases of property and equipment	(45,521)	(7,339)

Net cash provided by (used in) investing activities	(45,521)	(95,339)

Cash flows from financing activities:
Proceeds from private placement of shares and warrants, less $89,499 offering costs	600,501	—
Increase (decrease) in loans payable to related parties	1,259	(24,436)

Net cash provided by (used in) financing activities	601,760	(24,436)

Effect of exchange rate changes on cash and cash equivalents	(43,325)	(37,829)

Increase (decrease) in cash and cash equivalents	315,033	(18,789)

Cash and cash equivalents, beginning of period	218,438	175,072

Cash and cash equivalents, end of period	$533,471	$156,283

Supplemental disclosures of cash flow information:

Interest paid	$—	$20

Income taxes paid	$—	$—

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
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

On January 15, 2008, VoiceServe acquired 100% of the issued and outstanding stock of VoipSwitch Inc. (“VoipSwitch”), a corporation incorporated in the Republic of Seychelles on May 9, 2005 (see Note 3).  VoipSwitch licensed software systems (online telephony management applications) to customers online.  Generally, the license of a system includes remote installation and initial configuration of the main system, training relating to the use of the system and modules, and 1 year technical support.

VoiceServe has had no operations; VoiceServe is a holding company for its wholly owned subsidiaries, including Limited (since February 20, 2007) and VoipSwitch (since January 15, 2008).  In 2010, VoiceServe formed two additional subsidiaries:  VoipSwitch Inc., a Delaware corporation, and VoipSwitch AG, a Swiss corporation.

Limited is engaged in the telephone communications business.  Limited offers customers through its software voice calls over the internet.  The software allows computer users to access the Company’s exchange via the internet and through the exchange and connect with numerous sources of telephone communications at discounted rates.  Since January 15, 2008, Limited has also licensed VoipSwitch software systems.

The consolidated financial statements include the accounts of VoiceServe and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2010 and for the six months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the six months ended September 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2011.  The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2010 as included in our report on Form 10-K/A filed November 10, 2010.

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
September 30, 2010
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

Goodwill of $244,791 (excess of the $2,400,000 consideration, excluding the $600,000 contingent consideration, over the $2,155,209 identifiable net assets) was recorded at the acquisition date January 15, 2008.  In February and March 2008, $100,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.  In the year ended March 31, 2009, an additional $99,000 of the “contingent consideration” notes payable was paid and added to goodwill.  In the three months ended June 30, 2009, an additional $88,000 of the “contingent consideration” notes payable was paid and added to goodwill. The balance remaining on the “contingent consideration” notes payable at September 30, 2010 is $313,000.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of:

	September 30,	March 31,
	2010	2010
Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	$2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	531,791	531,791

Total	2,731,791	2,731,791

Accumulated amortization	(622,917)	(507,917)

Intangible assets, net	$2,108,874	$2,223,874

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the six months ended September 30, 2010 and 2009, amortization of intangible assets expense was $115,000.  $100,000 was included in cost of software license fees and $15,000 was included in selling, general and administrative expenses.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Expected future amortization expense for acquired intangible assets as of September 30, 2010 follows:
Year ended March 31,	Amount
2011	$115,000
2012	230,000
2013	225,833
2014	210,000
2015	210,000
Thereafter	586,250

Total	$1,577,083

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

Deferred software license fees (attributable to PCS) for the six months ended September 30, 2010 and 2009 were accounted for as follows:

	Six Months Ended September 30,
	2010	2009
Balance, beginning of period	$245,666	$121,993
Additions	197,900	187,873
Recognized as revenue	(167,067)	(97,700)

Balance, end of period	$276,499	$212,166

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:
	September 30, 2010	March 31, 2010
Due chairman of the board of directors	$20,129	$19,415
Due former chief operational officer	15,264	14,722
Due former chief financial officer	78	75

Total	$35,471	$34,212

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

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

Below is a reconciliation of the change in the fair values of the warrants from May 26, 2010 to September 30, 2010.

	Shares	Fair
	Equivalent	Value
Balance, May 26, 2010	1,380,000	$457,608
Revaluation credited to operations	—	(121,854)
Balance, June 30, 2010	1,380,000	335,754
Revaluation credited to operations	—	(33,120)
Balance, September 30, 2010	1,380,000	$302,634

NOTE 9 – STOCKHOLDERS’ EQUITY

Common stock issuances

On May 21, 2009, VoiceServe issued a total of 3,000,000 shares of its common stock to the three sellers of VoipSwitch for services rendered. The $375,000 estimated fair value of the shares, which was calculated based on the nearest day trading price of $0.25 per share and a 50% restricted stock discount, is included in selling, general and administrative expenses in the three months ended September 30, 2009.

Effective April 2010, VoiceServe issued 41,494 shares of its common stock to a consultant for services rendered.  The $10,000 estimated fair value of the shares is included in selling, general and administrative expenses in the three months ended September 30, 2010.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

On September 30, 2010, VoiceServe committed to issue a total of 900,000 shares of its common stock to its new chief financial officer (300,000 shares) and to two new members of the Board of Directors (300,000 shares each) pursuant to the employment agreement and director agreements discussed in Note 12.  The $148,050 estimated fair value of the shares, which was calculated based on the closing trading price of $0.329 per share and a 50% restricted stock discount, is included in selling, general and administrative expenses in the three months ended September 30, 2010.

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

Effective July 26, 2010, VoiceServe committed to grant non-qualified stock options exercisable into up to a total of 500,000 shares of common stock at an exercise price of $0.25 per share to its president and chairman (250,000 options) and chief executive officer (250,000 options) pursuant to the employment agreements discussed in Note 12.  The $128,200 estimated fair value of the options (calculated using the Black-Scholes option pricing model and the following assumptions:  (i) $0.33 share price, (ii) term of 1773 days, (iii) 100% expected volatility, and (iv) 1.7037% risk free interest rate) was expensed and is included in selling, general and administrative expenses in the three months ended September 30, 2010.

Stock options expense for the six months ended September 30, 2010 and 2009 was $150,412 and $12,110, respectively. As of September 30, 2010, there was $68,154 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized in the years ending March 31 2011, 2012, and 2013 in the amounts of $22,090, $36,030, and $10,034, respectively.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

NOTE 10 – INCOME TAXES

No provisions for income taxes were recorded in the six months ended September 30, 2010 and 2009 since the Company didn’t have any income subject to income tax (after taking into account available net operating loss carryforwards in the respective tax jurisdictions) in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of September 30, 2010 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2010.  The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 11 – RELATED PARTY TRANSACTIONS

For the six months ended September 30, 2010 and 2009, consulting fees paid to officers, directors, and their affiliates totaled $322,519 and $339,484, respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

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
September 30, 2010
(Unaudited)

Employment and Director Agreements

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

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

Rental agreement

Limited rents office space at monthly rentals of £710 (or $1,117 translated at the September 30, 2010 exchange rate).  For the six months ended September 30, 2010 and 2009, rent expense was $6,480 and $6,772, respectively.

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

To further the breadth of VoipSwitch’s system, the Company added VoIP dialers for cellular phones.  Over the last twelve months, the Company has introduced dialers for Blackberry and Apple’s iPhone, in addition to its existing dialers for Symbian (Nokia, Motorola, Samsung, Sony, etc.), Android and Windows® cellular phones.  Subsequent to the September 30, 2010, the fiscal first quarter close, the Company introduced softphone dialers for Apple ,iPads and iPods, enabling the devices to conduct economical VoIP calls, worldwide.

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

 Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

•	Maintain a strong presence at key telecommunications exhibitions across the world

•
Further develop our IPTV capabilities with additional full-time programmers hired during the quarter. We expect to introduce an IPTV service to our customers during our third quarter or fourth quarter of the current fiscal year. We believe providing IPTV to our customers will have a material impact on our ability to penetrate market opportunities.

•
Market our VoIP software capabilities to the transportation industry (commercial and leisure), hotel industry, small-to-medium size business and larger commercial enterprises, as well as wholesalers and resellers.

•	Amass a large subscription base for our Call-to-PBX service through Internet advertising and direct marketing through partnerships with transportation providers to the consumer sector.

•	Expand our distribution partnership network throughout North and Latin America.

RESULTS OF OPERATIONS FOR THE SECOND QUARTERS AND FIRST SIX MONTHS OF FISCAL YEARS
2011 AND 2010 ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009, RESPECTIVELY

The following table presents the statement of operations for the three month periods and six month periods ended September 30, 2010 and September 30, 2009. The discussion following the table is based on these results.

	Three Months Ended September 30		Six Months Ended September 30,
	2010	2009	2010	2009
Operating revenues:
Software license fees	$953,114	$725,709	$1,957,211	$1,363,700
Revenues from communications air time and devices	81,611	24,074	151,474	47,987
Total operating revenues	1,034,725	749,783	2,108,685	1,411,687

Cost of operating revenues:
Software license fees	457,197	218,901	872,418	424,983
Communications air time	96,732	36,834	134,433	78,706
Total cost of operating revenues	553,929	255,735	1,006,851	503,689

Gross profit (loss)	480,796	494,048	1,101,834	907,998

Operating expenses:
Selling, general and administrative expenses, including
stock-based compensation of $287,398, $7,845, $308,462 and $387,110, respectively)	1,107,232	551,529	1,724,116	1,409,897

Total operating expenses	1,107,232	551,529	1,724,116	1,409,897

Income (loss) from operations	(626,436)	(57,481)	(622,282)	(501,899)

Income from revaluation of liability for common stock purchase warrants	33,120	-	154,974	-
Interest income	614	-	614	1
Interest expense	499	3	-	(20)

Income (loss) before income taxes	(592,203)	(57,478)	(466,694)	(501,918)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$(592,203)	$(57,478)	$(466,694)	$(501,918)

Net income (loss) per share - basic and diluted	$(0.02)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding -
basic and diluted	35,204,429	32,402,935	34,370,363	31,578,760

 Total Revenue

Revenues were $2,108,685 for the six month period ended September 30, 2010 and $1,411,687 for the six month period September 30, 2009.  The increase in sales of $696,998 or 49% is primarily attributed to increased marketing at industry shows and conferences, an increase in sales personnel added in June 2010, the addition of softswitch modules during fiscal year 2011, and increased sales to existing clients. The company has been exhibiting globally at prominent and significant IT and VoIP exhibitions. Presence at shows increases awareness to the company’s broad spectrum of its software products and modules.

Cost of Revenues

Cost of revenues for the six month period ended September 30, 2010 was $1,006,851 compared to $503,689 for the same period in 2009.  Gross margin averaged 52% during the first six months of fiscal year 2011 (ended September 30, 2010) compared to 64% during the same period of fiscal 2010.  The reduction is gross margin reflects a temporary pricing strategy as the company moves into new geographic markets and also its strategy to expand its focus on large businesses in addition to small-to-medium size businesses.

Operating Expenses

Sales, General and Administrative Costs

SG&A for the six month period September 30, 2010 was $1,724,116, which includes stock based compensation of $308,462, compared to $1,409,897 for the same period of the prior fiscal year, which includes stock based compensation of $387,110. Excluding the stock based compensation, SG&A in the current fiscal year period increased $392,867 due to the addition of sales and engineering professionals, increased marketing costs reflecting the company’s increased presence at industry conferences and increased Internet advertising, and the cost of Directors and Officers insurance, which the company added during the first quarter of fiscal 2011. The company added to its engineering staff to support the continued development of leading-edge features including IPTV, instant messaging capabilities for mobile phones and softphone dialers Apple products.

Net Income (Loss)

The Company incurred a net loss for the six month period ending September 30, 2010 of $(466,694) or $(0.01) per basic share compared to a loss of $(501,918) or $(0.02) per basic share for the six month period ended September 30, 2009.  Excluding stock based compensation, the Company incurred a net loss of $(158,232) compared to $(114,808) during the six month periods ended September 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010 we had $553,471 in cash and cash equivalents. On May 26, 2010 the Company raised $690,000 through the sale of shares of Company stock, which was accomplished through advice and support of professional investment consultants.   Additional capital may be required in order to grow and sustain operations over the next twelve months. In addition, unless the Company becomes profitable and begins generating sufficient cash flow, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Management believes that, if the Company’s operational cash flow is not sufficient to support its operational and/or its marketing strategy, its short-term capital needs could range between $500,000 and $1,500,000 for which it would most probably seek to raise the capital in the equity markets.

Long term capital needs of the company highly depend upon the amount of time it takes for us to achieve market penetration.  If we are successful in growing market share and developing new markets around the world, it will be necessary for us to hire additional employees to support an expanding client base.  If additional working capital is needed to support an expanded operation, we will seek such capital in the form of debt and/or equity. Management believes that the Company’s long term capital needs could potentially range between $1,500,000 and $3,000,000.

Currently, we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. In the short term, should the release of our new features and modules take longer than we anticipate capital will be required to finance the engineers working on these products. Long term, once the products are fully developed and enhanced, capital will be required to expand the marketing prospects into different regions and markets.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Investment Agreement

On August 20, 2007, VoiceServe entered into an Investment Agreement with Dutchess Private Equities Fund, Ltd. (the “Investor”).  Pursuant to this Agreement, the Investor committed to purchase up to $10,000,000 of our common stock over the course of thirty-six (36) months.  The amount that we were be entitled to request from each purchase (“Puts”) was equal to, at our election, either (i) up to $250,000 or (ii) 200% of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable Put Notice Date, multiplied by the average of the three (3) daily closing bid prices immediately preceding the Put Date.  The Put Date was to be the date that the Investor receives a put notice of a draw down by us.  The purchase price was to be set at ninety-three percent (93%) of the lowest closing Best Bid price of the Common Stock during the pricing period.  The pricing period would have been five (5) consecutive trading days immediately after the put notice date.  There were put restrictions applied on days between the put date and the closing date with respect to that particular put.

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

The Company did not exercise any Puts under this agreement, and the Investment Agreement with the Investor expired on August 20, 2010.

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

VOICESERVE, INC.

Date: November 15, 2010	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Alfred Stefansky
Chief Financial Officer and Principal
Accounting Officer