Form 10-Q
period 2010-12-31
VOICESERVE INC
filed 2011-02-14
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 11, 2011: 38,354,429 shares of common stock.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	March 31,
	2010	2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$337,233	$218,438
Accounts receivable, net of allowance
for doubtful accounts of $56,011 and $0, respectively	140,780	32,839
Prepaid expenses and other current assets	93,350	16,901

Total current assets	571,363	268,178

Property and equipment, net of accumulated depreciation
of $67,739 and $60,227 respectively	48,735	11,662
Intangible assets, net of accumulated amortization of
$680,417 and $507,917, respectively	2,182,624	2,223,874

Total assets	$2,802,722	$2,503,714

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$286,968	$256,458
Accrued expenses payable	58,800	57,705
Deferred software license fees	270,991	245,666
Loans payable to related parties	35,188	34,212
Due sellers of VoipSwitch Inc.	-	150,000

Total current liabilities	651,947	744,041
Liability for common stock purchase warrants	186,438	-

Total liabilities	838,385	744,041

Stockholders' equity:
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
38,354,429 and 32,402,935 shares, respectively	38,354	32,403
Additional paid-in capital	5,471,357	4,733,537
Deficit	(3,504,476)	(2,994,155)
Accumulated other comprehensive income (loss)	(40,898)	(12,112)

Total stockholders' equity	1,964,337	1,759,673

Total liabilities and stockholders' equity	$2,802,722	$2,503,714

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
Operating revenues:
Software license fees	$1,166,175	$917,793	$3,123,386	$2,281,493
Revenues from communications air time	97,420	67,445	248,894	115,554

Total operating revenues	1,263,595	985,238	3,372,280	2,397,047

Cost of operating revenues:
Software license fees	573,494	283,149	1,445,912	708,132
Communications air time	109,616	60,499	244,049	102,847

Total cost of operating revenues	683,110	343,648	1,689,961	810,979

Gross profit	580,485	641,590	1,682,319	1,586,068

Operating expenses:
Selling, general and administrative expenses (including stock-based compensation of $11,166, $7,847, $319,628, and $394,957, respectively)
	739,065	689,575	2,463,181	2,135,952

Total operating expenses	739,065	689,575	2,463,181	2,135,952

Loss from operations	(158,580)	(47,985)	(780,862)	(549,884)

Income from revaluation of liability for
common stock purchase warrants	116,196		271,170	-
Interest income	19	-	23	1
Interest expense	(42)	-	(652)	(20)

Loss before income taxes	(42,407)	(47,985)	(510,321)	(549,903)

Income taxes (benefit)	-	-	-	-

Net loss	$(42,407)	$(47,985)	$(510,321)	$(549,903)

Net loss per share
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares
outstanding - basic and diluted	37,914,212	32,402,935	35,551,646	31,853,485

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders' Equity
Nine Months Ended December 31, 2010
(Unaudited)

					Accumulated
	Common Stock,		Additional		Other	Total
	$.001 par value		Paid-In		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances,
March 31, 2010	32,402,935	$32,403	$4,733,537	$(2,994,155)	$(12,112)	$1,759,673

Private placement of shares
and warrants,
less $89,499 costs and
less $457,608
attributable to warrants
classified as liabilities	2,760,000	2,760	140,133	-	-	142,893

Shares issued for services	941,494	941	157,109	-	-	158,050

Shares issued in satisfaction of debt
and contingent debt due sellers of
VoipSwitch Inc.	2,250,000	2,250	279,000	-	-	281,250

Stock options expense	-	-	161,578	-	-	161,578

Foreign currency
translation adjustment	-	-	-	-	(28,786)	(28,786)

Net loss	-	-	-	(510,321)	-	(510,321)

Balances,
December 31, 2010	38,354,429	$38,354	$5,471,357	$(3,504,476)	$(40,898)	$1,964,337

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(510,321)	$(549,903)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation	319,628	394,957
Depreciation	7,512	9,171
Amortization	172,500	172,500
Provision for doubtful accounts	55,217	-
Income from revaluation of liability for common stock purchase warrants	(271,170)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(163,158)	(47,175)
Prepaid expenses and other current assets	(76,449)	(60,870)
Accounts payable	30,510	129,097
Accrued expenses payable	1,095	(2,862)
Deferred software license fees	25,325	125,790

Net cash provided by (used in) operating activities	(409,311)	170,705

Cash flows from investing activities:
Acquisition of VoipSwitch Inc.	-	(88,000)
Purchases of property and equipment	(44,585)	(8,110)

Net cash used in investing activities	(44,585)	(96,110)

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs of $89,499	600,501	-
Increase (decrease) in loans payable to related parties	976	(24,062)

Net cash provided by (used in) financing activities	601,477	(24,062)

Effect of exchange rate changes on cash and cash equivalents	(28,786)	(46,293)

Increase in cash and cash equivalents	118,795	4,240

Cash and cash equivalents, beginning of period	218,438	175,072

Cash and cash equivalents, end of period	$337,233	$179,312

Supplemental disclosures of cash flow information:

Interest paid	$652	$-

Income taxes paid	$-	$-

Non - cash investing and financing activities:
Shares issued in satisfaction of debt and contingent debt
due 3 sellers of VoipSwitch Inc. (See Note 3):
Debts satisfied in exchange for issuance of restricted common stock:
Contingent consideration remaining due to 3 sellers before agreement to
accept restricted common stock	$313,000	$-
Contingent consideration paid added to goodwill by virtue of issuance
of restricted common stock	$131,250	$-
Notes payable to 3 sellers of VoipSwitch outstanding as debt in financial
statements prior to agreement to accept issuance of restricted common stock	150,000	-

Total	$281,250	$-
Fair value of 2,250,000 shares of restricted common stock issued in exchange
for debts satisfied	$281,250	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
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

VoiceServe has had no operations; VoicerServe is a holding company for its wholly owned subsidiaries, including Limited (since February 20, 2007) and VoipSwitch (since January 15, 2008). In 2010, Voiceserve formed two additional subsidiaries: VoipSwitch Inc., a Delaware corporation, and VoipSwitch AG, a Swiss corporation. VoipSwitch Inc. was formed to provide a future North American presence and has had no significant operations to date. VoipSwitch AG was formed to coordinate sales and billing activities from Switzerland and commenced operations in the three months ended December 31, 2010.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

The consolidated financial statements include the accounts of VoiceServe and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2010 and for the three and nine months ended December 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2010 and the results of operations and cash flows for the three and nine months ended December 31, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine month period ended December 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2011. The balance sheet at March 31, 2010 has been derived from the audited financial statements at that date.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

Payment of the monthly installments of the $600,000 notes payable is contingent upon and limited each month to the future monthly net income of VoipSwitch.  Accordingly, this $600,000 “contingent consideration” portion of the $3,000,000 total purchase price was not included in the initial recorded cost of the acquisition or the recorded notes payable.  As the contingency was resolved and payments against the $600,000 notes payable were made, such paid amounts were added to goodwill.

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

Goodwill of $244,791 (excess of the $2,400,000 consideration, excluding the $600,000 contingent consideration, over the $2,155,209 identifiable net assets) was recorded at the acquisition date January 15, 2008.  In February and March 2008, $100,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.  In the year ended March 31, 2009, an additional $99,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill. In the three months ended June 30, 2009, an additional $88,000 of the $600,000 “contingent consideration” notes payable was paid and added to goodwill.

On December 7, 2010, pursuant to a verbal agreement on October 19, 2010, Voiceserve issued a total of 2,250,000 SEC Rule 144 restricted shares of its common stock to the three sellers of VoipSwitch in full and final satisfaction of debt totaling $463,000, consisting of the $150,000 demand note payable (see note 7) and the remaining $313,000 “contingent consideration” potential amount due the three sellers.  The $131,250 excess of the $281,250 estimated fair value of the shares, which was calculated based on the October 19, 2010 nearest day closing trading price of $0.25 per share and a 50% restricted stock discount (2,250,000 shares x $0.125 [50% discount applied to 0.25 per share price] per share = $281,250), over the $150,000 demand note payable was added to goodwill.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net consisted of:

	December 31,	March 31,
	2010	2010
Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	$2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	663,041	531,791

Total	2,863,041	2,731,791

Accumulated amortization	(680,417)	(507,917)

Intangible assets, net	$2,182,624	$2,223,874

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the nine months ended December 31, 2010 and 2009, amortization of intangible assets expense was $172,500.  $150,000 was included in cost of software license fees and $22,500 was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of December 31, 2010 follows:

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

Year ending March 31,	Amount
2011	$57,500
2012	230,000
2013	225,833
2014	210,000
2015	210,000
Thereafter	586,250

Total	$1,519,583

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

Deferred software license fees (attributable to PCS) for the nine months ended December 31, 2010 and 2009 were accounted for as follows:

	Nine Months Ended
	December 31,
	2010	2009
Balance, beginning of period	$245,666	$121,993
Additions	311,500	311,873
Recognized as revenue	(286,175)	(186,083)

Balance, end of period	$270,991	$247,783

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	December 31, 2010	March 31, 2010
Due chairman of the board of directors	$19,969	$19,415
Due former chief operational officer	15,142	14,722
Due former chief financial officer	77	75

Total	$35,188	$34,212

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

NOTE 7 – DUE SELLERS OF VOIPSWITCH INC.

The $150,000 notes payable due to the sellers of VoipSwitch Inc, which was non-interest bearing and due on demand, was satisfied on December 7, 2010 (see Note 3)

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

Below is a reconciliation of the change in the fair values of the warrants from May 26, 2010 to December 31, 2010.

	Common
	Shares	Fair
	Equivalent	Value
Issuance to accredited investors in
conjuction with common stock in private
placement on May 26, 2010 (see Note 9)	1,380,000	$457,608
Revaluation credited to operations	-	(121,854)
Balance, June 30, 2010	1,380,000	335,754
Revaluation credited to operations	-	(33,120)
Balance, September 30, 2010	1,380,000	302,634
Revaluation credited to operations	-	(116,196)
Balance, December 31, 2010	1,380,000	$186,438

NOTE 9 – STOCKHOLDERS’ EQUITY

Common stock issuances

On May 21, 2009, VoiceServe issued a total of 3,000,000 shares of its common stock to the three sellers of VoipSwitch for services rendered.  The $375,000 estimated fair value of the shares, which was calculated based on the nearest day closing trading price of $0.25 per share and a 50% restricted stock discount, is included in selling, general and administrative expenses in the three months ended June 30, 2009.

Effective April 2010, VoiceServe issued 41,494 shares of its common stock to a consultant for services rendered.  The $10,000 estimated fair value of the shares is included in selling, general and administrative expenses in the three months ended June 30, 2010.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

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

Effective September 30, 2010, VoiceServe issued a total of 900,000 shares of its common stock to its new chief financial officer (300,000 shares) and to two new members of the Board of Directors (300,000 shares each) pursuant to the employment agreement and director agreements discussed in Note 12.  The $148,050 estimated fair value of the shares, which was calculated based on the closing trading price of $0.329 per share and a 50% restricted stock discount, is included in selling, general and administrative expenses in the three months ended September 30, 2010.

On December 7, 2010, pursuant to a verbal agreement on October 19, 2010, VoiceServe issued a total of 2,250,000 SEC Rule 144 restricted shares of its common stock to the three sellers of VoipSwitch (see Note 3) in full and final satisfaction of debt totaling $463,000, consisting of the $150,000 demand note payable (see Note 7) and the remaining $313,000 “contingent consideration” potential amount due the three sellers.  The $131,250 excess of the $281,250 estimated fair value of the shares, which was calculated based on the October 19, 2010 nearest day closing trading price of $0.25 per share and a 50% restricted stock discount (2,250,000 shares x $0.125 [50% discount applied to 0.25 per share price] per share = $281,250), over the $150,000 demand note payable was added to goodwill.

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
December 31, 2010
(Unaudited)

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

Stock options expense for the nine months ended December 31, 2010 and 2009 was $161,578 and $19,557, respectively. As of December 31, 2010, there was $56,988 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized in the years ending March 31 2011, 2012, and 2013 in the amounts of $10,924, $36,030, and $10,034, respectively.

NOTE 10 – INCOME TAXES

No provisions for income taxes were recorded in the nine months ended December 31, 2010 and 2009 since the Company didn’t have any income subject to income tax (after taking into account available net operating loss carryforwards in the respective tax jurisdictions) in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of December 31, 2010 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 11 – RELATED PARTY TRANSACTIONS

For the nine months ended December 31, 2010 and 2009, consulting fees paid to officers, directors, and their affiliates totaled $533,100 and $484,424, respectively.  These fees are included in selling, general, and administrative expenses in the accompanying statements of operations.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)

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

Also on September 30, 2010, VoiceServe, Inc. executed director agreements with Michael Taylor and Andrew Millet, concurrently appointed members of the Board of Directors. Both agreements have terms of one year, subject to a one year renewal term upon reelection by a majority of the Company stockholders. Both agreements provide for (i) a monthly retainer of $1,000 and (ii) a one-time issuance of 300,000 restricted shares of Company common stock. Additionally, the agreements provide that the Company shall provide reimbursements for all reasonable out-of- pocket expenses incurred.

Rental agreements

Limited rents office space at monthly rentals of £710 (or $1,108 translated at the December 31, 2010 exchange rate).  For the nine months ended December 31, 2010 and 2009, rent expense was $9,833 and $6,480, respectively.

VoipSwitch AG rents office space at monthly rentals of chf 2000 (or $2,141 translated at the December 31, 2010 exchange rate).  For the nine months ended December 31, 2010 and 2009, rent expense was $8,217 and $0, respectively.

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

On December 7, 2010, pursuant to a verbal agreement on October 19, 2010, Voiceserve issued a total of 2,250,000 SEC Rule 144 restricted shares of its common stock to the three sellers of VoipSwitch in full and final satisfaction of debt totaling $463,000, consisting of the $150,000 demand note payable (see note 7) and the remaining $313,000 “contingent consideration” potential amount due the three sellers.  The $131,250 excess of the $281,250 estimated fair value of the shares, which was calculated based on the October 19, 2010 nearest day closing trading price of $0.25 per share and a 50% restricted stock discount (2,250,000 shares x $0.125 [50% discount applied to 0.25 per share price] per share = $281,250), over the $150,000 demand note payable was added to goodwill.

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

●	Maintain a strong presence at key telecommunications exhibitions across the world

●
Further develop our IPTV capabilities with additional full-time programmers hired during the quarter. We expect to introduce an IPTV service to our customers during our third quarter or fourth quarter of the current fiscal year. We believe providing IPTV to our customers will have a material impact on our ability to penetrate market opportunities.

●
Market our VoIP software capabilities to the transportation industry (commercial and leisure), hotel industry, small-to-medium size business and larger commercial enterprises, as well as wholesalers and resellers.

●	Amass a large subscription base for our Call-to-PBX service through Internet advertising and direct marketing through partnerships with transportation providers to the consumer sector.

●	Expand our distribution partnership network throughout North and Latin America.

RESULTS OF OPERATIONS FOR THE THIRD QUARTERS AND FIRST NINE MONTHS OF FISCAL YEARS 2011 AND 2010 ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009, RESPECTIVELY

The following table presents the statement of operations for the three month periods and nine month periods ended December 31, 2010 and December 31, 2009. The discussion following the table is based on these results.

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
Operating revenues:
Software license fees	$1,166,175	$917,793	$3,123,386	$2,281,493
Revenues from communications air time	97,420	67,445	248,894	115,554

Total operating revenues	1,263,595	985,238	3,372,280	2,397,047

Cost of operating revenues:
Software license fees	573,494	283,149	1,445,912	708,132
Communications air time	109,616	60,499	244,049	102,847

Total cost of operating revenues	683,110	343,648	1,689,961	810,979

Gross profit	580,485	641,590	1,682,319	1,586,068

Operating expenses:
Selling, general and administrative expenses (including stock-based compensation of $11,166, $7,847, $319,628, and $394,957, respectively)	739,065	689,575	2,463,181	2,135,952

Total operating expenses	739,065	689,575	2,463,181	2,135,952

Loss from operations	(158,580)	(47,985)	(780,862)	(549,884)

Income from revaluation of liability for
common stock purchase warrants	116,196		271,170	-
Interest income	19	-	23	1
Interest expense	(42)	-	(652)	(20)

Loss before income taxes	(42,407)	(47,985)	(510,321)	(549,903)

Income taxes (benefit)	-	-	-	-

Net loss	$(42,407)	$(47,985)	$(510,321)	$(549,903)

Net loss per share
- basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares
outstanding - basic and diluted	37,914,212	32,402,935	35,551,646	31,853,485

Total Revenue

Revenues were $3,372,280 for the nine month period ended December 31, 2010 and $2,397,047 for the nine month period December 31, 2009.  The increase in sales of $975,233 or 41% is primarily attributed to increased marketing at industry shows and conferences, an increase in sales personnel added in June 2010, the addition of softswitch modules during fiscal year 2011, and increased sales to existing clients. Revenues were $1,263,595 for the three month period ended December 31, 2010 and $985,238 for the three month period December 31, 2009.  The increase in sales being $278,357 or 28%. The company has been exhibiting globally at prominent and significant IT and VoIP exhibitions. Presence at shows increases awareness to the company’s broad spectrum of its software products and modules.

Cost of Revenues

Cost of revenues for the nine month period ended December 31, 2010 was $1,689,961 compared to $810,979 for the same period in 2009.  Gross margin averaged 49.9% during the first nine months of fiscal year 2011 (ended December 31, 2010) compared to 66.2% during the same period of fiscal 2010.  Cost of revenues for the three month period ended December 31, 2010 was $683,110 compared to $343,648 for the same period in 2009.  Gross margin averaged 46% during the third quarter of fiscal year 2011 (ended December 31, 2010) compared to 65% during the same period of fiscal 2010. The reduction is gross margin reflects a temporary pricing strategy as the company moves into new geographic markets and also its strategy to expand its focus on large businesses in addition to small-to-medium size businesses.

Operating Expenses

Sales, General and Administrative Costs

SG&A for the nine month period December 31, 2010 was $2,463,181, which includes stock based compensation of $319,628, compared to $2,135,952 for the same period of the prior fiscal year, which includes stock based compensation of $394,957. Excluding the stock based compensation, SG&A in the current fiscal year period increased $402,558 due to the addition of sales and engineering professionals, increased marketing costs reflecting the company’s increased presence at industry conferences and increased Internet advertising, and the cost of Directors and Officers insurance, which the company added during the first quarter of fiscal 2011.

SG&A for the three month period December 31, 2010 was $739,065, which includes stock based compensation of $11,166, compared to $689,575 for the same period of the prior fiscal year, which includes stock based compensation of $7,847. Excluding the stock based compensation, SG&A for the three month  period December 31, 2010  increased $46,171 The company added to its engineering staff to support the continued development of leading-edge features including IPTV, instant messaging capabilities for mobile phones and softphone dialers Apple products.

Net Income (Loss)

The Company incurred a net loss for the nine month period ending December 31, 2010 of $(510,321) or $(0.01) per basic share compared to a loss of $(549,903) or $(0.02) per basic share for the nine month period ended December 31, 2009.  Excluding stock based compensation, the Company incurred a net loss of $(190,693) compared to $(154,946) during the nine month periods ended December 31, 2010 and 2009, respectively.

 The Company incurred a net loss for the three month period ending December 31, 2010 of $(42,407) or $(0.00) per basic share compared to a loss of $(47,985) or $(0.00) per basic share for the three month period ended December 31, 2009.  Excluding stock based compensation, the Company incurred a net loss of $(31,241) compared to $(40,138) during the three month periods ended December 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010 we had $337,233 in cash and cash equivalents. On May 26, 2010 the Company raised $690,000 through the sale of shares of Company stock, which was accomplished through advice and support of professional investment consultants.   Additional capital may be required in order to grow and sustain operations over the next twelve months. In addition, unless the Company becomes profitable and begins generating sufficient cash flow, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. Management believes that, if the Company’s operational cash flow is not sufficient to support its operational and/or its marketing strategy, its short-term capital needs could range between $500,000 and $1,500,000 for which it would most probably seek to raise the capital in the equity markets.

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

Currently, we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. In the short term, should the release of our new features and modules take longer than we anticipate capital will be required to finance the engineers working on these products. Long term, once the products are fully developed and enhanced, capital will be required to expand the marketing prospects into different regions and markets

CRITICAL ACCOUNTING PRONOUNCEMENTS

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

Item 4. Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Based upon their evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures were not effective as they prinicipally relate to the disclosure of compensation amounts as reported and enhanced Management’s Discussion and Analysis in our Form 10-K for the fiscal year ended March 31, 2010, filed on June 29, 2010. It was determined that the cause for the misstatement was due to a lack of multiple levels of internal review prior to the filing the Form 10-K with the SEC.

Our management has been actively engaged in the planning for, and implementation of, remediation measures to address our control deficiencies and to enhance our overall financial control environment. This is necessary for us to maintain a strong control environment, high ethical standards, and financial reporting integrity.

On September 30, 2010, we appointed Andrew Millet, as the Chairman of our newly formed Audit Committee to mitigate the risk of misstating compensation amounts. Thereafter the figures are reviewed by our auditor.

We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

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

VOICESERVE, INC.

Date: February 11, 2011	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer

Date: February 11, 2011	By:	/s/ Alfred Stefansky
Chief Financial Officer and Principal
Accounting Officer