Form 10-K/A
period 2010-03-31
VOICESERVE INC
filed 2011-03-01
CIK 1353505

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to FORM 10-K

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

EXPLANATORY NOTE

This Form 10-K/A (“Amendment No. 2”) amends Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2010, filed with the Securities and Exchange Commission on November 10, 2010 (“Amendment No. 1”). The purpose of this Amendment No. 2 is to amend the following items in Amendment No. 1:

1.
Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is amended in the section titled “Liquidity and Capital Resources” to disclose that the Company is not in violation with the Registration Rights Agreement it entered into November 6, 2007.

2.	Item 9A(T). “Controls and Procedures,” is amended to disclose our officers’ conclusion that our disclosure controls are ineffective.

3.
Item 10. “Directors, Executive Officers,” Promoters and Corporate Governance,” is amended to disclose and provide a brief description of the background and business experience for the past five years of our executive officers and directors as of March 1, 2011.

4.	Item 11. “Summary Compensation Table,” is amended to disclose that our executive officers are independent contractors and as such, the duties and obligations to the Company they are subject to.

5.
Item 15. “Exhibits, Financial Statement Schedules,” is amended to include exhibit 3.1, the Articles of Incorporation, exhibit 3.2, the Bylaws of the Company, and exhibit 10.1, the Stock Purchase Agreement and Share Exchange by and among 4306, Inc. and Voiceserve, Ltd.

This Amendment No. 2 has no effect on the Registrant’s consolidated financial statements. Except as described above, this amendment does not amend, update or change any other items or disclosures contained in the Original Report or otherwise reflect events that occurred subsequent to the filing of the Original Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 2 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results.  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in our fiscal year 2010 Form 10-K. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Patent and Trademarks

We currently do not own any patents or licenses of any kind and therefore we have no protected rights with respect to our services. However Voip Switch logo and name has been trademarked in the United Kingdom and Ireland as of 18th June 2010. Applications have been submitted to expand the trade mark across the European continent.

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

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

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

Total Revenues

Revenues were $3,310,065 for the twelve months ended March 31, 2010 and $1,931,529 for the twelve months ended March 31, 2009.  The increase in sales is primarily attributed to increased marketing at industry shows and conferences, the addition of softswitch modules and increased sales to existing clients. The company has been exhibiting globally at prominent and significant IT and VoIP exhibitions. Presence at shows increases awareness to the company’s broad spectrum of its software products and modules.  Furthermore, it has added three additional types of mobile dialers: Windows, Android and the Apple dialers. This allows connectivity to the VoipSwitch softphone not only from a PC, but even from a mobile phone while in WiFi, 3G or Edge environment.  The Company’s client base is spread globally.  The revenues were generated from 44% of sales in Asia, 27% of sales in North America,22% of sales in Europe and  7% across other  regions.  It should be noted that Deferred Revenue increase to $245,666 in fiscal year 2010 from $121, 993 in fiscal year 2009.  In most cases, Deferred Revenue will be recognized over the subsequent twelve month period.

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

Operating Expenses

Sales, General and Administrative Costs

SG&A for fiscal 2010 was $2,812,453 an increase of $1,813,686 over the prior year level of $998,767.  The increased costs represents the added costs of attending and presenting at industry conferences and trade shows, increased sales and marketing efforts, and development of Vippie mobile dialers for cellular phones. In addition, stock based compensation increased to $405,772 from $50,417 in fiscal year 2009. Also included in SG&A is amortization of intangible assets of $230,000 in both fiscal years 2010 and 2009.

Net Income (Loss)

The Company incurred a Loss from operations for the year ended March 31, 2010 of $(665,442) compared to $(371,013) for the year ended March 31, 2009.  It should be noted that the Company’s losses over the most recent two quarters were $47,985 and $43,598, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010 we had $808,632 in cash and cash equivalents. On May 26, 2010 we raised $690,000 through the sale of shares of Company stock, which was accomplished through advice and support of professional investment consultants through a private placement. In connection with the private placement the Company and the investors executed a Securities Purchase Agreement and a Registration Rights Agreement. Among other things, the Registration Rights Agreement provides that the Company will prepare and file with the SEC a Registration Statement covering the resale of the Registrable Securities and use its commercially reasonable efforts to cause it to be declared effective. If the Registration Statement is not filed by July 30, 2010 or if the Registration Statement filed is not declared effective by the SEC within certain time periods (by December 27, 2010 in the event of a "full review" by the SEC) and the Company has not exercised its reasonable best efforts to secure the Registration Statement's effectiveness with the SEC, the Registration Agreement provides that the Company will pay monthly (until cured) partial liquidated damages to the investors equal to 1% of the purchase price paid by the investors, subject to a maximum of 10% of the purchase price paid by the investors. To date, the Company has been using its reasonable efforts to secure the Registration Statement’s effectiveness with the SEC and therefore, is not in violation of the Registration Rights Agreement. Further, none of the investors have demanded any payment pursuant to the Registration Rights Agreement. Thus, the Company is not obligated to pay or accrue for such liquidated damages.

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Investment agreement

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of  March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

Our management has been actively engaged in the planning for, and implementation of, remediation measures to address our control deficits and to enhance our overall financial control environment. This is necessary for us to maintain a strong control environment, high ethical standards, and financial reporting integrity.

On September 30, 2010, we appointed Andrew Millet, as the chairmen of our newly formed Audit Committee to mitigate the risk of misstating compensation amounts. Thereafter the figures are reviewed by our auditor.

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

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation pursuant to temporary rules of the Securities and Exchange Commission.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective age’s as of March 1, 2011 are as follows:

Aron Sandler	39	Chief Financial Officer
Michael Bibelman	40	Chief Executive Officer and Director
Alexander Ellinson	44	Chairman of the Board of Directors & President
Mike Ottie	41	Chief Operational Officer and Director
Krzysztof Oglaza	34	Chief Technical Officer and Director
Michael Taylor	44	Director
Andrew Millet	42	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

MR. ARON SANDLER, CHIEF FINANCIAL OFFICER.   Joined Voiceserve Limited in September 2005, investing funds to complete the development of Voiceserve’s products. Mr. Sandler a well known entrepreneur from the North East of England amassed his wealth having developed a very large real estate portfolio in the United Kingdom. His experience in real estate encompasses the development of both residential and commercial properties.  Following Voiceserve Limited's successful launch of its complete range of products Mr. Sandler has taken an active role in the Company. On November 5, 2010, Mr. Sandler resigned his seat on the Company’s Board of Directors.

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

Mr. Bibelman has over 15 years experience in the telecommunications industry.  His professional experience includes creating markets and marketing telephone calling card throughout Europe and third world countries. He was central in the introduction of the popular “Big Talk!” phone card to the United Kingdom and Scotland. He was also instrumental in advancing Econophone LLC, later renamed Viatel, from a privately held company to a publicly owned one listed on the New York Stock Exchange.  Shortly after Viatel listed on the NYSE, Mr. Bibelman created an integrated services digital network (ISDN) platform as the precursor to a comprehensive VoIP solution. He co-founded Voiceserve Ltd. with Mr. Ellinson. As a co-founder with 15 years of experience, Mr. Bibelman was appointed to serve on the Company’s Board of Directors.

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

Mr. Ellinson, who serves as chairman of Voiceserve, Inc., is a co- founder of Voiceserve Limited and has over 15 years experience the telecommunications industry. He has served as an independent marketing agent for a European Telecom provider, during which he was responsible for developing major contracts with blue chip companies in both Holland and Germany. Mr. Ellinson worked in corporate management for Ambro International. In March 2002 Mr. Ellinson co-founded Voiceserve Ltd. with the goal of developing VoIP technology and offering a complete solution to end users. As a co-founder with over 15 years of experience, Mr. Ellinson was appointed to serve on the Company’s Board of Directors.

MR. MIKE OTTIE, CHIEF OPERATIONAL OFFICER AND DIRECTOR. Co-founding director of Voiceserve Limited has been involved in the telecommunications since August 1997. Having completed an accounting degree in July 1992, Mr. Ottie proceeded to acquire knowledge in computer and electronic systems. In August 1997 Mr. Ottie was appointed senior computer and switching engineer for Econophone UK. During September 2000 he became Chief Switching and Billing Manager for Ambro International, a United Kingdom telecom company which offered reduced rates to business and residential users. In March 2002 Mr. Ottie became the co-founder of Voiceserve Limited, with the goal of developing VoIP technology and offering a complete solution to end users. In 2008, Voiceserve Limited was acquired by Voiceserve, Inc. and Mr. Ottie was appointed to serve as a director on the Voiceserve, Inc. Board of Directors, representing years of experience in the telecommunications industry.

MR. KRZYSZTOF OGLAZA, CHIEF TECHNICAL OFFICER .  Co-founding director of VoipSwitch Inc. Having completed his Engineering degree in Information Technology at the Politeck School of Opole in Poland, Mr Oglaza continued to secure a Masters in Technology in the college of Wroclaw Poland in 2000. During his studies for his masters he became a partner in Intermic S.C. a local Internet provider. Mr. Krysztof was a partner in Intermic S.C., a local Internet provider, which was acquired by Netia Holding, Poland’s largest private telcom company in 2002. In 2002, Mr. Oglaza became a co-founder of VoipSwitch, Inc., which was acquired by Voiceserve, Inc. in 2008. At that time, because of his technological background, Mr. Oglaza was appointed to serve as a director on the Voiceserve, Inc. Board of Directors.

MR. MICHAEL TAYLOR, DIRECTOR – Mr. Taylor was admitted to the Bar in England in 1986. Between 1996 and 1999, he served as Deputy General Counsel to the global mobile personal communications satellite operator, ICO Global Communications (”ICO”). At ICO, he provided legal and regulatory support in the US, Latin and South America, Europe, the Middle East, South Africa, India, the Far East and Australia. While at ICO, he chaired the interconnect working group of the European Telecommunications Platform in Brussels with the responsibility of producing a pan-European framework interconnect agreement. Mr. Taylor presented the framework agreement to the European Commission who accepted it for use by operators and service providers across Europe.

From 1999 to 2001, Mr. Taylor served as Senior Vice President and General Counsel to FirstMark Communications Europe, a pan-European operator providing broadband wireless services and backbone fibre connectivity. There, he was responsible for managing a team of attorneys across Europe and was closely involved in the company’s fixed wireless frequency auctions and competitive tender license processes. In early 2001, he joined the ONSLOW Group, offering regulatory, legal, tax, business development and strategic services principally to clients in the telecoms, media and technology sectors. In 2005, he was elected as a Council Member of the UK Internet Telephony Service Providers Association (ITSPA). In 2009 Mr. Taylor was appointed to the board of OpenPlanet Limited. The company is involved in the establishment and provision of open access networks utilizing next generation access broadband fibre technology.

Mr. Taylor is also a founding director of The Oplan Foundation (the “Foundation”). The Foundation is an independent, non-political and not-for-profit organization that seeks to build greater awareness and understanding of the social and economic benefits that open networks will deliver to their communities.
Because of his legal background, as well as his insight into geographic markets of interest to the Company, Mr. Taylor was appointed a director of Voiceserve, Inc. on September 30, 2010.

MR. ANDREW MILLET, DIRECTOR – Mr. Millet qualified as a Chartered Accountant in England and Wales in 1995 and became a fellow member of the ICAEW in 2005. In 2000, he obtained an MBA at Henley Management College.Following an accountancy training contract with Stoy Hayward, Mr. Millet has held a number of senior commercial posts between 1998 and 2001. He was finance director for Maintel, a telecoms group, now an AIM listed company. Between 2002 and 2003 Mr. Millet was finance director for Huntress, a recruitment group, now owned by Nomura. In 2002, Mr. Millet established Wisteria, an accountancy practice. The practice specializes in technology and growth businesses. He currently sits on the board of a number of technology and media clients as a non-executive director.  These clients include Activinstinct Ltd., Cyber-Duck Ltd. and Pinkunlimited.co.uk Ltd. Mr. Millet’s telecommunications legal expertise, as well as his financial background supported the decision to appoint Mr. Millet as a director of Voiceserve, Inc. on September 30, 2010.

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

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is attached hereto and is filed as Exhibit 14.1.

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

Our executive officers are treated as independent contractors because they serve our holding company and wholly owned subsidiaries. We therefore decided that they should not be included on any one company’s payroll. Their fiduciary duties and obligations as executive officers of the Company do not change based upon the officers’ status as independent contractors versus employees. Each of our executive officers owes the same duty of loyalty and duty of care to the Company and our shareholders.

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

ITEM 12 . SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following information table sets forth certain information regarding the Common Stock owned on March 31, 2010 by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and officer, and (iii) all officers and directors as a group:

Names and Address (1)	Shares Owned Number	Percentage (2)

Aron Sandler Chief Financial Officer and Director	5,000,000	15.43%

Alexander Ellinson President & Chairman of the Board of Directors	3,375,000	10.42%

Michael Bibelman Chief Executive Officer & Director	3,375,000	10.42%

Lukasz Nowak Chief Integration Officer	2,250,000	6.94%

Mike Ottie Chief Operational Officer & Director	4,500,000	13.89%

Krzysztof Oglaza Chief Technical Officer and Director	2,250,000	6.94%

Michal Kozlowski Chief Development Officer	2,250,000	6.94%

Daphne Arnstein (3)	1,068,750	3.30%

Rachel Weissbart (4)	1,111,815	3.43%

All Directors and Officers as a Group (7 persons)	23,000,000	70.98%

(1)	The persons named in this table have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned by each.

(2)	Based on 32,402,935 shares of common stock outstanding as of March 31, 2010.

(3)	Wife of Alexander Ellinson.

(4)	Wife of Michael Bibelman.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

3.1	Articles of Incorporation
3.2	Bylaws
10.1	Stock Purchase Agreement and Share Exchange by and among 4306, Inc. and Voiceserve, Ltd.*
14.1	Code of Ethics**
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*   Attached as Exhibit 10.1 to the Form 8-k filed on February 22, 2007 and herein incorporated by reference.
**  Attached as Exhibit 14.1 to the Form 10K/A for the period ending March 31, 2010 filed on November 10, 2010 and herein incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Voiceserve, Inc.
Dated: March 1, 2011	By:	/s/ Michael Bibelman
Michael Bibelman Chief Executive Officer and Director

Dated: March 1, 2011	By:	/s/ Aron Sandler
Aron Sandler Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Bibelman	Chief Executive Officer,	March 1, 2011
Michael Bibelman	and Director

/s/ Aron Sandler	Chief Financial Officer, Principal	March 1, 2011
Aron Sandler	Accounting Officer and Director

/s/ Alexander Ellinson	President and	March 1, 2011
Alexander Ellinson	Chairman of the Board of Directors

/s/ Mike Ottie	Chief Operational Officer	March 1, 2011
Mike Ottie	and Director

/s/ Krzysztof Oglaza	Chief Technical Officer	March 1, 2011
Krzysztof Oglaza	and Director

/s/ Michal Kozlowski	Chief Development Officer	March 1, 2011
Michal Kozlowski

/s/ Lukasz Nowak	Chief Integration Officer	March 1, 2011
Lukasz Nowak