Form 10-Q/A
period 2010-06-30
VOICESERVE INC
filed 2011-03-01
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

Amendment No. 1 FORM 10-Q
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

 EXPLANATORY NOTE

This Form 10-Q/A (“Amendment No. 1”) amends the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the Securities and Exchange Commission on August 16, 2010 (the “Quarterly Report”). The purpose of this Amendment No. 1 is to amend the following items in the Quarterly Report:

1.	Item 4T. “Controls and Procedures,” is amended to disclose to disclose our officers’ conclusion that our disclosure controls are ineffective.

This Amendment No. 1 has no effect on the Registrant’s consolidated financial statements. Except as described above, this amendment does not amend, update or change any other items or disclosures contained in the Original Report or otherwise reflect events that occurred subsequent to the filing of the Original Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

i

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

Changes in internal controls

Based upon their evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures were not effective as they relate to the disclosure of compensation amounts as reported on our Form 10-K for the fiscal year ended March 31, 2010, filed on June 29, 2010. It was determined that the cause for the misstatement was due to a lack of multiple levels of internal review prior to the filing the Form 10-K with the SEC.
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

VOICESERVE, INC.

Date: March 1, 2011	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer

Date: March 1, 2011	By:	/s/ Aron Sandler
Chief Financial Officer and Principal
Accounting Officer