Form 10-Q/A
period 2010-09-30
VOICESERVE INC
filed 2011-03-01
CIK 1353505

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

Amendment No. 1 to FORM 10-Q
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

 EXPLANATORY NOTE

This Form 10-Q/A (“Amendment No. 1”) amends the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, filed with the Securities and Exchange Commission on November 15, 2010 (the “Quarterly Report”). The purpose of this Amendment No. 1 is to amend the following items in the Quarterly Report:

1.
Item 2. “Management’s Discussion and Analysis or Plan of Operation,” is amended for the removal of the “Results of Operations for the First Quarter of Fiscal Years 2010 and 2009 ended June 30, 2010 and 2009, respectively.”

2.	Item 4(T). “Controls and Procedures,” is amended to disclose our officers’ conclusion that our disclosure controls are ineffective.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Operating revenues:
Software license fees	$953,114	$725,709	$1,957,211	$1,363,700
Revenues from communications air time and devices	81,611	24,074	151,474	47,987
Total operating revenues	1,034,725	749,783	2,108,685	1,411,687

Cost of operating revenues:
Software license fees	457,197	218,901	872,418	424,983
Communications air time	96,732	36,834	134,433	78,706
Total cost of operating revenues	553,929	255,735	1,006,851	503,689

Gross profit (loss)	480,796	494,048	1,101,834	907,998

Operating expenses:
Selling, general and administrative expenses, including
stock-based compensation of $287,398, $7,845, $308,462 and $387,110, respectively)	1,107,232	551,529	1,724,116	1,409,897

Total operating expenses	1,107,232	551,529	1,724,116	1,409,897

Income (loss) from operations	(626,436)	(57,481)	(622,282)	(501,899)

Income from revaluation of liability for common stock purchase warrants	33,120	-	154,974	-
Interest income	614	-	614	1
Interest expense	499	3	-	(20)

Income (loss) before income taxes	(592,203)	(57,478)	(466,694)	(501,918)

Income taxes (benefit)	-	-	-	-

Net income (loss)	$(592,203)	$(57,478)	$(466,694)	$(501,918)

Net income (loss) per share - basic and diluted	$(0.02)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of shares outstanding -
basic and diluted	35,204,429	32,402,935	34,370,363	31,578,760

Total Revenue

Operating revenues increased $284,942, or approximately 38% from $749,783 in 2009 to $1,034,725 in 2010. The increase was due to a larger number of licenses of Voipswitch products sold in 2010 due to increased marketing at industry shows and conferences.

Cost of Revenues

Cost of operating revenues increased $298,194, or approximately 117%, from $255,735 in 2009 to $553,929 in 2010. As a percentage of operating revenues, cost of operating revenues was approximately 54% and 34% in 2010 and 2009, respectively. The increases were due to higher expenditures for product development labor and customer support labor in 2010. Included in the cost of operating revenues is amortization of intangible assets of $100,000 for both 2010 and 2009.

Operating Expenses

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $555,703, or approximately 101% from $551,529 in 2009 to $1,107,232 in 2010. The increase was primarily due to higher stock-based compensation ($279,553 increase from $7,845 in 2009 to $287,398 in 2010) and higher advertising and marketing expenses ($147,089 increase from $83,372 in 2009 to $230,461 in 2010).

Other Income

Other income, net increased $34,230 from $3 in 2009 to $34,233 in 2010. The increase was due mainly to the $33,120 income from revaluation of liability for common stock purchase warrants in 2010 ($0 in 2009).

Net Income (Loss)

Net loss increased $534,725 from $57,478, or $0.00 per share, in 2009 to $592,203, or $(0.02) per share in 2010. The increase was due primarily to higher stock-based compensation and higher advertising and marketing expenses in 2010, as explained in the Selling, General and Administrative Costs section above.

Six Months Ended September 30, 2010 compared to Six Months Ended September 30, 2009

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

Operating Expenses

Selling, General and Administrative Expenses
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