Form 10-K
period 2011-03-31
VOICESERVE INC
filed 2011-07-06
CIK 1353505

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.: 000-51882

VOICESERVE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

Grosvenor House, 1 High Street
Middlesex HA8 7TA
England
(Address of principal executive offices)

(44) 208-136-6000
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
 Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐      Accelerated filer  ☐       Non-accelerated filer  ☐      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2010: $3,362,820.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Voiceserve, Inc. and its consolidated subsidiaries.  “SEC” refers to the Securities and Exchange Commission.

PART I

Item1.	Business.

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

Company History

The Company was incorporated as 4306, Inc. on December 9, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.   On February 20, 2007, the Company entered into a share exchange agreement with Voiceserve Limited, a United Kingdom corporation whose principal place of business at the time of purchase was located at Cavendish House, 369 Burnt Oak Broadway, Edgware, Middlesex HA8 5AW (“Voiceserve Limited”) and the shareholders of Voiceserve Limited. Pursuant to the purchase agreement, we acquired all of the outstanding capital stock of Voiceserve Limited in exchange for the issuance of 20,000,000 shares of our common stock to the Voiceserve Limited shareholders.  In addition, the shareholders of Voiceserve Limited, agreed to cancel their 100,000 shares of the outstanding common stock of the Company.  As a result of the foregoing, Voiceserve Limited became our wholly-owned subsidiary through which we now operate our business in the global telecommunications industry.  We changed our name to “Voiceserve, Inc.” to reflect our new business plan.

On January 15, 2008, we acquired all of the issued and outstanding ordinary shares of VoIPSwitch, Inc.(“VoIPSwitch”) as well as all of VoipSwitch’s assets, including customer orders and intangible assets, for total consideration of $3,000,000 ($450,000 cash, $150,000 notes payable due on demand, $600,000 notes payable in total monthly installments of $50,000 per month for 12 months, and 3,750,000 shares of our common stock valued at $0.48 per share or $1,800,000).

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

Overview

Our wholly owned subsidiary, VoIPSwitch Inc., develops and implements various types of Class 5 softswitch software that facilitate the deployment of VoIP services globally. To-date, the company has successfully implemented over approximately 16,000 VoIPSwitch licenses around the world.

VoIPSwitch is a complete IP telephony licensed softswitch offering a variety of services including wholesale VoIP termination, device to phone technology, PC to phone/web to phone features, calling cards, SMS/ANI/PIN/DID/WEB callback, DIDs’ mapping, call shops and application creating a SIP environment for most mobile phone handsets in a WiFi, 3G or Edge environment. Unlike competitive systems composed of many different parts, the VoipSwitch platform is fully integrated in one application which makes it exceptionally easy to manage. All elements that are necessary for successful VoIP implementation are already built in.  All the features are integrated in one multiple server based application.

Business Model

We have categorized our products into three divisions:

•	VoipSwitch (www.voipswitch.com,)
•	Video On Demand and
•	Call-to-PBX (www.calltopbx.com)

VoipSwitch

VoipSwitch is an award-winning software platform enabling rapid roll-out of VoIP services. It has all the elements to implement a full range of VoIP services. Customers can profit from a variety of services from wholesale voice and sms termination, calling cards (phone to phone) and a variety of callback options, as well as benefit from Class 5 services (voicemail and own phone numbers).

The system includes the following feature set:

Billing System

Various authentication methods include prepaid/postpaid accounts with a robust engine, fully integrated with the softswitch. It is in cooperation with MySQL advanced billing features, and includes support for monthly calling plans.

PBX hosted platform module includes:
•	A multi-tenant hosted PBX platform,
•	Voice, video, SMS, IM support,
•	Video conference from web,
•	Enhanced company structure and user accounts management,
•	Ring/Hunt groups, and
•	IVR scenarios.

IP IVR (Phone to Phone calling cards module) includes:
•	Customizable IVR scenarios (XML), ready to use templates, Caller ID recognition, and
•	One or two stage calling procedures, support for DIDs as access numbers.

Callback includes:
•	Authentication by caller ID or PIN, various methods of realizing Callback,
•	Support for DIDs as Callback service numbers, SMS and Web triggered Callback
•	Embedded IVR system

Regular Callback.
•
Call back is initiated by making a phone call to a provider’s service number. The service number can be implemented by DID from a DID provider, PSTN or GSM gateway or a mobile phone connected to a PC (not necessarily server) with a special application (which is part of the module) that communicates with the mobile and forwards the requests to VoipSwitch.

•	Authorization methods:

•	By PIN, the system calls back to the caller ID that has come with the call. After the call is connected the IVR prompts for a PIN; after successful authorization the two stage dialing scenario is processed,
•	By Caller ID (ANI). the system tries to authorize the Caller ID received with the triggering call. If authorization is successful (the caller ID is associated with a user account in the system), the system makes a call to the caller ID or to a default phone number assigned to the user account (defined by the user e.g. from the web).
•
By DID, Each user has a unique DID (virtual phone number) associated with his/her account. After dialing this DID the system initiates a call to a predefined phone number associated with the account (not the caller ID). This service is mainly for users requesting callback that use phone services with blocked caller ID.

SMS Callback.
•	Users trigger the callback by sending an SMS to a provider’s service number via a mobile phone connected to a PC (not necessarily server) with a special application (which is part of the module).Thereafter the call communicates with the mobile and forwards the requests to the VoipSwitch. An alternative method is renting the SMS number from an SMS provider which willforward incoming text messages to a specified VoipSwitch URL. Authorization method: by Caller ID of the phone from which SMS has been send or by user/password (or PIN) sent in SMS.

Web Callback.
•	Sometimes called Connect Two, this feature creates a conference between two parties initiated from the web interface level or from a special desktop application, Callback Dialer.

Softphones – Vippie and SIPLink includes:
•	Based on SIP protocol, proprietary VoIP tunnel technology – Making/Receiving calls even behind VoIP blockades,
•	Full integration with the web interface, quick access to Voicemail,
•	Sending SMS, Instant Messaging – Chat, presence, file transfer.
•	Address book shared with the Web Portal interface.
•	G729, G722, G711 and other codecs

Resellers system (VSR) includes:
•	Multilevel structure, Web-based comprehensive interface,
•	Support for multi-currency
•	Customizable web interface for end-users, integration with the E-Shop

Callshop includes:
•	Real-time monitoring and billing, booths visualization
•	Standalone and web based versions invoicing

Authorization of logon data and accounting features are fully integrated within the softswitch engine in one application. This makes the platform exceptionally efficient as it utilizes internal billing procedures without having to connect to external systems. A uniform interface is created that extends the platform functionality by linking account billing details with routing and switching settings.

Main characteristics include:
•	Pre-paid and post-paid accounts,
•	Support for monthly plans with free or promotional minutes to certain destinations,
•	Recurring payments: Monthly, daily or others e.g. monthly payment for DID number, subscription plan, Voicemail to text
•	transcription, E911 etc.
•	Managing user accounts, blocking, setting limits,
•	Automatic accounts (PIN) generator,
•	Creating and managing rates sheets, attributing rates sheets to individual accounts,
•	Advanced rating system, defining special rating properties per destination/globally per sheet
•	Payments reports
•	Alerting procedures on low account balance, alerts sent to customers via email
•	Billing for terminators (Cost control)
•	Profit reports
•	Invoicing – Automatic invoices generation, invoices available to customers through the web interface or sent by email (PDF format)
•	Detailed calls history reports, available for customers from the web interface (Excel or TXT format), also can be sent along with invoice in PDF format
•	Import/Export accounts from/to Excel or TXT file
•	Import/Export rates sheets from/to Excel or TXT file
•	All accounts and billing information stored in SQL database

Provisioning

Provisioning includes graphical interfaces for managing the whole system within the main package. An administrator or user with restricted rights can perform various tasks, from creating new accounts to debugging traffic.

VoipSwitch Real-time monitor includes:
•	Real-time monitoring, live call information, statistics at a glance (number of connections, connected calls, registered users, ASR/ACD/ PDD and others)
•	Registered users details, gatekeepers/Sip registrars status, system logs
•	Debug functionality for selected connections

Main functionality includes:
•
Managing user accounts – divided by type, that limits users to particular services (callback, calling cards, wholesale, broadband calling clients, Callshops), also support for one account for all services

•	Managing rates sheets
•	Dialing plan
•	Managing resellers accounts
•	Protocol settings
•	Alerts, system services, recurring payments, special tasks, watchdog
•	Advanced reporting, detailed information on the traffic, CDRs, export to various formats, filters (per route, destination, client, date/time, duration, cost etc.)
•	Statistics – ASR, ACD, PDD and other parameters.
•	Balance reports
•	Payments management
•	Invoicing
•	PIN generator

Softphones

VoipSwitch has developed unrivalled softphones for all kinds of smartphones.

Voipswitch’s softphone for mobile solution works both with the VoipSwitch platform and third party SIP servers. It supports high rate compression codecs, SMS, anti-blockage solution and more.

VoipSwitch softphone comes in two versions:

Retail version: One license connected to one handset (by IMEI)
Wholesale version: for VoIP providers with unlimited licence for end-users

•	Vippie softphone for Symbian
•	Vippie softphone for iPhone/iPod/iPad
•	Vippie softphone for BlackBerry
•	Vippie softphone for Windows Mobile
•	Vippie softphone for Android

Purchasing the license for any softphone means one can distribute it to an unlimited number of users registered with the same SIP server.The IP/Domain for the SIP server are hard coded in the application. Each application is linked to one handset. Vippie softphone is for regular users to make Voip calls from their mobiles and also for IP PBX users to communicate with each other (by extensions). Calls can be forwarded to mobiles when one is out of the office, and one can listen to voicemails. So beside mobility, Vippie softphones offer multiple features. Vippie softphone works with the VoipSwitch platform allowing users to send SMSs for free to other Vippie users on the same network and very cheap SMSs to any other destination.

Reseller Module

The module architecture allows resellers to have their own, unique Web Portal module, Online Shop and branded softphone. They can become virtual VoIP providers based on one, central VoipSwitch, with the possibility to manage the Web Portal (under their own domain name) and integrate with their own online payment processors (e.g. PayPal accounts). The billing system behind the reseller structure is based on separate rate sheets associated with each reseller account. Resellers can create their own rate sheets for their users or sub-resellers.

Main characteristics of the Resellers module:
•	Multi-level structure
•	Web-based management interface
•	Active calls monitoring
•	Advanced reporting
•	Multi-currency
•	Multi-lingual
•	Own, branded Web Portals for resellers
•	Own E-Shop account
•	Branded softphone (Vippie)

Callshop Module

The Callshop module is an additional module intended for Callshop facilities whereby a customer can walk into a shop and make international phone calls. Phones are usually installed in cabins (booths). After making a call or calls, the customer receives a bill for connections made at the cash desk. In this scenario, regular phones are replaced by VoIP clients which can, for example, be multiple lines FXS gateways, SIP/H323 IP phones (adapters) or even softphones installed on personal computers (e.g. in internet cafes).

The Callshop module consists of two parts:
•	A Server side Callshop software integrated into VoipSwitch’s main application,
•	Web flash interface; calls status as shown in real time

VoipSwitch Pricing

The price of the VoipSwitch system consists of the main package price and separate prices for the additional modules. There are two price options of the basic version of the system.

•	Limited license at the price of $3,500
•	Unlimited license at the price of $5,000

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

Both licensed versions have the capacity to implement the following:

•	PC to Phone services(g723.1softphoneincluded)
•	Device to phone services
•	DID mapping
•	Wholesale termination
•	Customers billing
•	Web interface for end users
•	Web interface for administrator

Beyond the main package, there are additional modules that extend VoipSwitch’s features. The costs of these additional modules are listed below:

Callback module - SMS, ANI, PIN, DID, WEB	$2,000
IP IVR (Calling cards) module	$2,000
Resellers module	$2,000
Call Shop module	$2,000
Online Shop module	$2,000
Softphone custom made design	$1,500
Vippie Soft Phone	$2,000
IP PBX	$5,000
VoipSwitch Mobile Softphone (Windows)	$15,900
VoipSwitch Mobile Softphone (Symbian)	$15,900
Mobile Softphone Custom (logo)	$150
VoipSwitch Mobile Softphone (Blackberry)	$16,900
VoipSwitch Mobile Softphone (iPhone)	$16,900
VoipSwitch Mobile Softphone (Android)	$16,900
VoipSwitch Mobile Blackberry Call Back	$750
Vippie Softphone with IM & SMS	$1,500

Video On Demand

A Complete VOD Platform
Videoswitch is a platform for delivering online content to a broad segment of screens ranging from smartphones and PCs to high definition home theatres. The module enhances the functionality of VoipSwitch.  It utilizes the same user accounts and billing features used for voice services.

Triple play services approach
VOD functionality can be offered together with VoIP products, thus allowing Internet Telephony Providers to quickly expand their offer and enter the rapidly growing VOD market. The recent progress in media delivery technologies now makes it possible to enhance the IP services by adding video on demand and TV program delivery. VoipSwitch enables ISP and telecoms to seamlessly roll-out the feature-rich services via the public internet. An important element of the system is an integrated billing system enabling sharing the same account for all the services. Registered users can order movies, make calls, watch paid TV programs and be charged from the same account.

Platform Architecture
The system architecture is designed in such a way that a provider can start with limited investment and then scale it up when the number of subscribers grows.

Content protection
In the VOD business model it is crucial to have proper content security. This is implemented to prevent the content from being intercepted and copied. The VoipSwitch system offers protection on different levels:

Set Top Boxes

XBMC application with VOD plugin
XBMC is a popular application for watching videos and playing music, both from offline and online sources. Its interface is designed for TV screens with emphasis on easy navigation using remote controls. The application can run on a wide selection of net top devices such as DLink Dbox, Zotac and others. It also works on Windows 7, XP and VISTA.

Our implementation of XBMC comes with an embedded SIP client, which is responsible for establishing the connection with Videoswitch and decrypting the content. The XMBC extension for Videoswitch is also offered as a plugin for other distributions of this application. The XBMC application supports live streaming over secure RTP with trick play functionality. Users, after logging in, can browse the movies catalogue and place orders.

Voipswitch offers the XBMC plugin which is addressed to users with existing XBMC installations. The plugin can be easily installed directly from the XBMC level from the plugins repository.

The other option is the custom made XBMC version which is downloaded and installed on the user’s device or a PC. It supports both Windows and Linux operating systems.

XBMC interface
The custom made version does not require any additional configuration by the user. The look of the interface can be branded for a particular VOD provider.

One of the most popular versions of the XBMC is the Boxee, which, in cooperation with DLink, offers the Boxee box – a set top box type device supporting HD streaming and many other attractive features.

Roku player channel

Roku player is an extremely popular set top box offering HD quality for online streaming. The Voipswitch VOD platform delivers ready to use scripts for publishing Roku channels which enable Roku users to enjoy the content. A provider can publish the channel on the Roku Channel Store which requires permission from Roku. Once the channel is approved it will appear in the official Channel Store and become visible to all the Roku users. This method has a tremendous marketing impact.

VOD Mobile

The Voipswitch solution for VoD on smartphones includes the custom client for iPhone/iPad, Android based smartphones and tablets. For apple mobile devices Voipswitch offers a custom client which utilizes http live streaming technology for watching the content. The application supports trick play, browsing the movie catalogue and ordering procedures. In addition, it can be connected to the In Apple Purchase system allowing users to pay for the content using their iTunes accounts. The Android client uses direct RTP h264 streaming.

VOD Portal

The Video Portal is a flash-based web application responsible for browsing the movie catalogue, ordering movies and watching the content. The streaming technology is RTMPE which is a secure (encrypted) version of flash live streaming. The player supports trick play functionality. The portal can be seamlessly embedded into an existing website.

In addition VoipSwitch offers web-based components for signing up (creating new accounts directly from the web) and also for recharging existing accounts. The system can be connected to multiple electronic payment systems. At the moment more than 30 payment providers are supported, such as Paypal, authorize.net, cybersource and many more.

Video On Demand Pricing

Video Calls Manager
•	$22,000 for primary license
•	Additional licenses $15,000
•	Softswitch with integrated billing system - responsible for clients authentication, rating and billing
•	Web Admin Portal for managing the content
•	Offline transcoding module: an application responsible for converting uploaded content to required streaming formats.

Streaming Server
•	Price: $15,000 for primary license
•	Additional licenses $10,000
•	Live and VOD streaming
•	Support for http live streaming, RTMP, RTMPe, RSTP, Silverlight
•	Trick play for VOD
•	Capacity 500 HD concurrent streams per server

PC Web Portal
•	Price: $10,000
•	Web portal for browsing content, ordering and instant watching
•	Customizable user interface (css)
•	Sign up component allowing for electronic payments
•	Flash or Silverlight custom players

Mobile Web Portal
•	Price: $10,000
•	Web portal designed for mobile browsers
•	Customizable user interface (css)
•	Support for iPhone/iPad http live streaming,
•	Support for RTSP interleaving (blackberry handsets)

Mobile AIR application for Android and Blackberry Play book
•	Price: $15,00
•	Unlimited number of users
•	Custom application for the devices supporting Adobe Air for mobiles. Works on devices with Android 2.1 and above and on Blackberry Playbook.

Roku Player Channel
•	Price: $8,000
•	Custom channel for Roku devices which can be used as a private or public channel available on Roku store (requires the Roku company approval)

Plugin for the Boxee
•	Box Price: $6,000
•	A plugin which can be downloaded from private repository or submitted to the Boxee main repository

Call-to-PBX

Call-to-PBX, offers voice, video and mobile IP communications solutions for small-to-medium size businesses and residential customers. These solutions, based on internally developed technologies, leverage existing broadband Internet connections and cellular networks, deliver a high quality phone service at a fraction of the cost of alternative solutions. The Call-to-PBX solution eliminates the need for costly, on-premises phone systems by delivering all telephony services over managed or unmanaged Internet connections. This economical, easy-to-use alternative to traditional PBX systems or Centrex class services allows high-speed Internet users anywhere in the world to be part of a virtual PBX that includes automated attendants, conference bridges, extension-to-extension dialing and ring groups, in addition to a rich variety of other features normally found on dedicated PBX equipment. Virtual Office extensions do not require a dedicated communications infrastructure. The service is received through an existing Internet connection, thus eliminating the need for additional phone lines or digital subscriber lines for extensions, in contrast to traditional Centrex or PBX products.

In addition to the Hosted PBX service, we offer Hosted Key System service for companies whose size or structure dictates the sharing of multiple phone lines along with IP Trunking services for larger enterprises who wish to reap the cost benefits of VoIP phone service while retaining previously acquired on-premise equipment. For mobile phone users, Call-to-PBX offers Vippie Mobile -a softphone easily downloaded that seamlessly connects to the Call-to-PBX via WiFi or GPRS networks. This innovative service enables cell phone users to significantly reduce their international phone bills and maintain high digital voice quality, while still enjoying the convenience and flexibility of mobile calling.

Financing and Revenue Sources

We are headquartered in London. To support our growth and in recognition of global opportunity, our revenue stream is from the VoipSwitch sales of software and support. Revenues are generated from sales of licenses and their ongoing monthly service charges to resellers. Resellers range from small to medium VoIP business’s globally offering telephony via the Internet enabling registered users to call overseas at reduced rates and between users for free. Purchasing the VoipSwitch license creates a virtual telecom supplier facility.

Patent and Trademarks

We currently do not own any patents or licenses of any kind and therefore we have no protected rights with respect to our services. However the VoipSwitch logo and name has been trademarked in the United Kingdom and Ireland as of June 18, 2010. Applications have been submitted to expand the trade mark across the European continent.

Governmental Regulations

There are no governmental approvals necessary to conduct our current business. Although this permits us to provide our services without the time and expense of governmental supervision it also allows competitors to more easily enter this business market.

Employees

Currently, we have no full-time or part-time employees. However, we have retained 75 consultants that are spread globally in 5 countries, including Poland, the United Kingdom, Switzerland, Belgium and Israel.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our registered offices are located at Grosvenor House 1 High Street Edgware, Middlesex HA8 7TA.  We house our equipment at the above address. There is a lease agreement between us and the landlord with a rent of approximately GBP801 per month. We believe that this space is sufficient and adequate to operate our current business.

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

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has traded on the OTC Bulletin Board (“OTCBB”) system under the symbol “VSRV” since July 24, 2007.  There is a limited trading market for our common stock.   The following table sets forth the range of high and low bid quotations for each quarter within the last fiscal year.  These quotations as reported by the OTCBB reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  The high and low prices listed have been rounded up to the next highest two decimal places.

	High	Low
January 1, 2011 to March 31, 2011	$0.25	0.12
October 1, 2010 to December 31, 2010	$0.33	0.18
July 1, 2010 to September 30, 2010	$0.35	0.20
April 1 2010 to June 30 2010	$0.48	0.15

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

Holders

As of March 31, 2011 we had approximately 44 record holders of our common stock, holding 38,354,429 shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

At March 31, 2011, Voiceserve, Inc. 2009 Equity Incentive Plan was in effect. There were no other equity compensation plans in effect.  The following information concerning this plan is as of March 31, 2011:

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	0	-	2,000,000
Total	0	0	2,000,000

Item 6.	Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement on Forward-Looking Information.”

Overview

We were founded December 9, 2005 by Michael Raleigh.  On February 20, 2007, pursuant to a share exchange agreement (the “Share Exchange”), Voiceserve Limited became our wholly owned subsidiary. Following the Share Exchange, we adopted Voiceserve Limited’s business plan and began conducting business as a global Internet communications company.   We are now a global Internet communications company that makes it possible for anyone with an Internet connection to make low cost, high quality voice calls over the Internet. Immediately following the Share Exchange, we changed our name to Voiceserve, Inc., to better reflect our new business plan.

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

On January 15, 2008, we acquired all of the issued and outstanding ordinary shares of VoIPSwitch as well as all of VoipSwitch’s assets, including customer orders and intangible assets, for total consideration of $3,000,000 consisting of $450,000 cash, $150,000 notes payable due on demand, $600,000 notes payable in total monthly installments of $50,000 per month for 12 months, and 3,750,000 shares of our common stock valued at $0.48 per share or $1,800,000.  Payment of the monthly installments of the $600,000 notes payable is contingent upon and limited each month to the future monthly net income of VoIPSwitch. Accordingly, pursuant to SFAS No. 141, this $600,000 “contingent consideration” portion of the $3,000,000 total purchase price was not included in the initial recorded cost of the acquisition or the recorded notes payable.  If and when the contingency is resolved and payments of the $600,000 notes payable are made, such paid amounts will be added to goodwill.

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

VoipSwitch

VoipSwitch is a complete IP telephony system offering a variety of services including device to phone technology, PC to phone/web to phone features, calling cards, SMS/ANI/PIN/DID/WEB callback, DIDs’ mapping, call shops and more. Unlike competitive VoIP systems composed of many different parts, the VoipSwitch platform is fully integrated into one application, which makes it easy to manage.  All elements that are necessary for VoIP implementation are already built in.    All the features are integrated in one multiple server based application.  To date, the Company has installed over 16,000 VoipSwitch systems around the world.

The “VoipSwitch Brand” has gained recognition and popularity especially in countries where land-line telecommunication infrastructure are less developed.    Since the Company has increased its participation in telecom conferences and exhibitions over the last year, awareness of its comprehensive VoIP software offering has significantly increased.

To further the breadth of VoipSwitch’s system, the Company added VoIP dialers for cellular phones.  Over the last twelve months, the Company has introduced dialers for Blackberry and Apple’s iPhone, in addition to its existing dialers for Symbian (Nokia, Motorola, Samsung, Sony, etc.), Android and Windows® cellular phones  The Company also introduced softphone dialers for Apple ,iPads and iPods, enabling the devices to conduct economical VoIP calls, worldwide.

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

We believe that we have laid a foundation for long-term growth by delivering innovative products, creating opportunities for wholesale and retail partners, and offering a comprehensive VoIP software platform with a low cost of ownership for service providers as well as end users. Our focus in fiscal year 2012 is to build on this foundation, and expand our marketing efforts into North, Central and South America and Asia.

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

Results of Operations

Year Ended March 31, 2011 Compared to the Year Ended March 31, 2010

The following table presents the statement of operations for the year ended March 31, 2011 as compared to the year ended March 31, 2010. The discussion following the table is based on these results.

	Year Ended March 31,
	2011	2010

Operating revenues:
Software license fees	$4,140,211	$3,168,876
Revenues from communications air time	255,117	141,189
Total operating revenues	4,395,328	3,310,065

Cost of operating revenues:
Software license fees	2,076,685	1,038,671
Communications air time	228,778	124,422
Total cost of operating revenues	2,305,463	1,163,093

Gross profit (loss)	2,089,865	2,146,972

Operating expenses:
Selling, general and administrative expenses, including
stock-based compensation of $330,552 and
$405,772, respectively	3,166,134	2,812,453

Total operating expenses	3,166,134	2,812,453

Loss from operations	(1,076,269)	(665,481)
Income from revaluation of liabilityfor common stock purchase warrants	305,394	-
Interest income	29	39
Interest expense	(1,211)	-

Loss before income taxes	(772,057)	(665,442)

Income taxes (benefit)	---	---

Net Loss	$(772,057)	(665,442)

Net Loss per share - basic and diluted	$(0.02)	(0.02)

Weighted average number of shares
outstanding - basic and diluted	36,352,342	31,990,848

Total Revenues

Revenues were $4,395,328 for the year ended March 31, 2011 and $3,310,065 for the year ended March 31, 2010.  The increase in sales is primarily attributed to increased marketing at industry shows and conferences, the addition of softswitch modules and increased sales to existing clients. The company has been exhibiting globally at prominent and significant IT and VoIP exhibitions. Presence at shows increases awareness to the company’s broad spectrum of its software products and modules.  Furthermore, we have added three additional types of mobile dialers: Windows, Android and the Apple dialers. This allows connectivity to the VoipSwitch softphone not only from a PC, but even from a mobile phone while in WiFi, 3G or Edge environment.  The Company’s client base is spread globally.  The revenues were generated from 40% of sales in Asia, 33% of sales in North America, 20% of sales in Europe and  7% across other  regions.  It should be noted that Deferred Revenue decreased to $188,197 at March 31, 2011 as compared with $245,666 at March 31, 2010.  In most cases, Deferred Revenue will be recognized over the subsequent twelve month period.

Cost of Revenues

Cost of revenues for fiscal year 2011 was $2,305,463 compared to $1,163,093- for fiscal year 2010. The increase in cost of revenues in 2011 reflects higher configuration and support labor costs as a result of the increase in customers and prospective customers. Also incuded in costs of revenues is amortization of intangible assets of $200,000 in both fiscal years 2011 and 2010. Gross margin averaged 48% in fiscal year 2011 compared to 65% for fiscal 2010.

Operating Expenses

Sales, General and Administrative Costs

SG&A for fiscal 2011 was $3,166,134, an increase of $353,681 over the prior year level of $2,812,453. The increase results primarily from the $368,697 increase in advertising (from $436,901 in 2010 to $805,598 in 2011)  and higher consulting fees, offset partially by the $75,220 decrease in stock based compensation (from $405,772 in 2010 to $330,552 in 2011). Also included in SG&A is amortization of intangible assets of $30,000 in both fiscal years 2011 and 2010.

Net Income (Loss)

The Company incurred a loss from operations for the year ended March 31, 2011 of $1,076,269 compared to a loss of $665,481 for the year ended March 31, 2010. Our increase in our loss from operations for the year ended March 31, 2011 was due to our investment in a larger support facility, which was required due to our developing VOD as well as our increased data base through our increase in sales.

Liquidity and Capital Resources

As of March 31, 2011 we had $141,739 in cash and cash equivalents.  On May 26, 2010, we closed on the sale to certain accredited investors of a total of 2,760,000 shares of common stock at a price of $0.25 per share and 1,380,000 warrants to purchase 1,380,000 shares of common stock, for $690,000 gross proceeds. Each warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share and is exercisable for a period of five years.

Additionally, on May 6, 2011 and June 6, 2011 we raised a total of $498,000 through the sale of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock.  Each warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share and are exercisable for a period of three years.  In connection with the sale, the Company and the investors executed a securities purchase agreement and a registration rights agreement. Among other things, the registration rights agreement provides that the Company will prepare and file with the SEC a registration statement covering the resale of the shares of common stock issued in the offering and the shares of common stock underlying the warrants and use its commercially reasonable efforts to cause the registration statement to be declared effective. If the registration statement is not filed by July 6, 2011 or if the registration statement filed is not declared effective by the SEC within certain time periods (by December 2, 2011 in the event of a “full review” by the SEC) and the Company has not exercised its reasonable best efforts to secure the registration statement’s effectiveness with the SEC, the registration agreement provides that the Company will pay monthly (until cured) partial liquidated damages to the investors equal to 1% of the purchase price paid by the investors, subject to a maximum of 10% of the purchase price paid by the investors.

Additional capital may be required in order to grow and sustain operations over the next twelve months. In addition, unless the Company becomes profitable and begins generating sufficient cash flow, we will need to raise additional capital to continue our operations past 12 months, and there is no assurance we will be successful in raising the needed capital. We believe that, if the Company’s operational cash flow is not sufficient to support its operational and/or its marketing strategy, its short-term capital needs could range between $500,000 and $1,500,000 for which it would most probably seek to raise the capital in the equity markets.

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

Currently, we have no material commitments for capital expenditures. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. In the short term, should the release of our new features and modules take longer than we anticipate capital will be required to finance the engineers working on these products. Long term, once the products are fully developed, enhanced capital will be required in order to expand our marketing prospects we plan to introduce in different regions and markets.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to impairment of long-lived assets, finite lived intangible assets, accrued liabilities and certain expenses. We base our estimate on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are summarized in Note 2 of our audited financial statements for the year ended March 31, 2011. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition

Revenues from licenses of software are recognized upon delivery of the software when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. The portion of the fee allocated to post contract customer support and services is recognized ratably over the period of the agreed support and services.

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

In addition to requiring supplemental disclosures, ASC 718, Compensation – Stock Compensation, addresses the accounting for share-based payment transactions in which a company receives goods in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FASB ASC 718 focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144 promulgated under the Securities Act of 1933 (“Rule 144”), subject to certain limitations.  In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one- year holding period.

Recently Adopted Accounting Pronouncements

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity that enters into business combinations that are material on an individual or aggregate basis.

The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Voiceserve, Inc.

I have audited the accompanying consolidated balance sheets of Voiceserve, Inc. and subsidiaries (the “Company”) as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voiceserve, Inc. and subsidiaries as of March 31, 2011 and 2010 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C. Michael T. Studer CPA P.C.

Freeport, New York
July 5, 2011

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	March 31,
	2011	2010

Assets

Current assets:
Cash and cash equivalents	$141,739	$218,438
Accounts receivable, net of allowance
for doubtful accounts of $6,735 and $0, respectively	48,769	32,839
Prepaid expenses and other current assets	82,823	16,901

Total current assets	273,331	268,178

Property and equipment, net of accumulated depreciation
of $66,878 and $60,227 respectively	10,045	11,662
Intangible assets, net of accumulated amortization of
$737,917 and $507,917, respectively	2,125,124	2,223,874

Total assets	$2,408,500	$2,503,714

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$348,493	$256,458
Accrued expenses payable	11,464	57,705
Deferred software license fees and support	188,197	245,666
Loans payable to related parties	38,236	34,212
Due sellers of VoipSwitch Inc.	-	150,000

Total current liabilities	586,390	744,041
Liability for common stock purchase warrants	152,214	-

Total liabilities	738,604	744,041

Stockholders' equity:
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
38,354,429 and 32,402,935 shares, respectively	38,354	32,403
Additional paid-in capital	5,482,281	4,733,537
Deficit	(3,766,212)	(2,994,155)
Accumulated other comprehensive loss	(84,527)	(12,112)

Total stockholders' equity	1,669,896	1,759,673

Total liabilities and stockholders' equity	$2,408,500	$2,503,714

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended March 31,
	2011	2010
Operating revenues:
Software license fees and support	$4,140,211	$3,168,876
Revenues from communications airtime and devices	255,117	141,189

Total operating revenues	4,395,328	3,310,065

Cost of operating revenues:
Software license fees and support	2,076,685	1,038,671
Cost of communications airtime and devices	228,778	124,422

Total cost of operating revenues	2,305,463	1,163,093

Gross profit	2,089,865	2,146,972

Operating expenses:
Selling, general and administrative expenses, including
stock-based compensation of $330,552 and
$405,772, respectively	3,166,134	2,812,453

Total operating expenses	3,166,134	2,812,453

Loss from operations	(1,076,269)	(665,481)

Income from revaluation of liability for common stock purchase warrants	305,394	-
Interest income	29	39
Interest expense	(1,211)	-

Loss before income taxes	(772,057)	(665,442)

Income taxes (benefit)	-	-

Net loss	$(772,057)	$(665,442)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares
outstanding - basic and diluted	36,352,342	31,990,848

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Common Stock		Additional		Other	Total
	$.001 par value		Paid-In		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances,
March 31, 2009	29,402,935	$29,403	$4,330,765	$(2,328,713)	$16,756	$2,048,211

Shares issued for services	3,000,000	3,000	372,000	-	-	375,000

Stock options expense	-	-	30,772	-	-	30,772

Foreign currency
translation adjustment	-	-	-	-	(28,868)	(28,868)

Net loss	-	-	-	(665,442)	-	(665,442)

Balances,
March 31, 2010	32,402,935	32,403	4,733,537	(2,994,155)	(12,112)	1,759,673

Private placement of shares
and warrants,
less $89,499 costs and
less $457,608
attributable to warrants
classified as liabilities	2,760,000	2,760	140,133	-	-	142,893

Shares issued for services	941,494	941	157,109	-	-	158,050

Shares issued in satisfaction of debt
and contingent debt due sellers of
VoipSwitch Inc.	2,250,000	2,250	279,000	-	-	281,250

Stock options expense	-	-	172,502	-	-	172,502

Foreign currency
translation
adjustment	-	-	-	-	(72,415)	(72,415)

Net loss	-	-	-	(772,057)	-	(772,057)

Balances,
March 31, 2011	38,354,429	$38,354	$5,482,281	$(3,766,212)	$(84,527)	$1,669,896

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(772,057)	$(665,442)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	3,064	6,241
Amortization	230,000	230,000
Stock-based compensation	330,552	405,772
Provision for doubtful accounts	60,922	-
Income from revaluation of liability for common stock purchase warrants	(305,394)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(83,503)	(1,596)
Prepaid expenses and other current assets	(65,922)	2,936
Accounts payable	92,035	80,413
Accrued expenses payable	(46,241)	9,358
Deferred software license fees	(57,469)	123,673

Net cash provided by (used in) operating activities	(614,013)	191,355

Cash flows from investing activities:
Property and equipment additions	(5,034)	(4,819)
Acquisition of VoipSwitch Inc.	-	(88,000)

Net cash used in investing activities	(5,034)	(92,819)

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs of $89,499	600,501	-
Increase (decrease) in loans payable to related parties	4,024	(26,302)

Net cash provided by (used in) financing activities	604,525	(26,302)

Effect of exchange rate changes on cash and cash equivalents	(62,177)	(28,868)

Increase (decrease) in cash and cash equivalents	(76,699)	43,366

Cash and cash equivalents, beginning of period	218,438	175,072

Cash and cash equivalents, end of period	$141,739	$218,438

Supplemental disclosures of cash flow information:

Interest paid	$1,840	$-

Income taxes paid	$-	$-

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
March 31, 2011

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
March 31, 2011

(b)   Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of March 31, 2011, the Company had negative working capital of $313,059.  Further, since inception, the Company has incurred losses of $3,766,212. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital through sales of shares of its common stock. Also, the Company plans to pursue new customers and certain acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011

(e)    Foreign Currency Translation

The functional currency of VoiceServe is the United States dollar.  The functional currency of Limited is the United Kingdom pound sterling (“£”).  The functional currency of VoipSwitch is the United States dollar.  The functional currency of VoipSwitch AG is the Swiss Franc (“chf”). The reporting currency of the Company is the United States dollar.  Limited’s assets and liabilities are translated into United States dollars at period-end exchange rates ($1.605445 and $1.517634 at March 31, 2011 and March 31, 2010, respectively).  Limited’s revenue and expenses are translated at weighted average exchange rates ($1.553765 and $1.592847 for the years ended March 31, 2011 and March 31, 2010, respectively). VoipSwitch AG’s assets and liabilities are translated into United States dollars at the period end exchange rate ($ 1.091716 at March 31, 2011). VoipSwitch AG’s revenue and expenses  are translated into United States dollars at the weighted average exchange rate ($1.051127 for the year ended March 31, 2011). Translation adjustments are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheets.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011

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

(k)    Revenue Recognition

Revenues from licenses of software are recognized upon delivery of the software when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable. The portion of the fee allocated to post contract customer support and services is recognized ratably over the period of the agreed support and services.

Sales of communications devices are recorded when title passes to the customer which is generally at time of shipment to the customer. Substantially all sales are prepaid by the customer by credit card.

(l)    Advertising

Advertising costs, which include sales promotion costs, are expensed as incurred and amounted to $805,598 and $436,901 for the years ended March 31, 2011 and 2010, respectively.

(m)   Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011

In addition to requiring supplemental disclosures, ASC 718, Compensation – Stock Compensation, addresses the accounting for share-based payment transactions in which a company receives goods in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FASB ASC 718 focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions.

References to the issuances of restricted stock refer to stock of a public company issued in private placement transactions to individuals who are eligible to sell all or some of their shares of restricted Common Stock pursuant to Rule 144 promulgated under the Securities Act of 1933 (“Rule 144”), subject to certain limitations.  In general, pursuant to Rule 144, a stockholder who is not an affiliate and has satisfied a six-month holding period may sell all of his restricted stock without restriction, provided that the Company has current information publicly available. Rule 144 also permits, under certain circumstances, the sale of restricted stock, without any limitations, by a non-affiliate of the Company that has satisfied a one- year holding period.

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

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation. For the years ended March 31, 2011 and 2010, the diluted net loss per share calculation excluded the effect of stock options outstanding and exercisable into a total of 1,403,000 and 903,000 shares of common stock, respectively, and warrants outstanding and exercisable into a total of 1,380,000 and 0 shares of common stock, respectively.

Recently Adopted Accounting Pronouncements

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity that enters into business combinations that are material on an individual or aggregate basis.

The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

The amendments were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact on the Company’s financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011

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

Payment of the monthly installments of the $600,000 notes payable was contingent upon and limited each month to the future monthly net income of VoipSwitch.  Accordingly, pursuant to SFAS No. 141, this $600,000 “contingent consideration” portion of the $3,000,000 total purchase price was not included in the initial recorded cost of the acquisition or the recorded notes payable.  If and when the contingency is resolved and payments of the $600,000 notes payable are made, such paid amounts will be added to goodwill.

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
March 31, 2011

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

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of:

	March 31,	March 31,
	2011	2010
Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	$2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	663,041	531,791

Total	2,863,041	2,731,791

Accumulated amortization	(737,917)	(507,917)

Intangible assets, net	$2,125,124	$2,223,874

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the years ended March 31, 2011 and 2010, amortization of intangible assets expense was $230,000. $200,000 was included in cost of software license fees and support and $30,000 included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of March 31, 2011 follows:

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
 March 31, 2011

Year ending March 31,	Amount
2012	230,000
2013	225,833
2014	210,000
2015	210,000
2016	210,000
Thereafter	376,250

Total	$1,462,083

NOTE 5 – DEFERRED SOFTWARE LICENSE FEES AND SUPPORT

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

Deferred software license fees (attributable to PCS) for the years ended March 31, 2011 and 2010 were accounted for as follows:

	Year Ended March 31,
	2011	2010
Balance, beginning of period	$245,666	$121,993
Additions	364,800	424,800
Recognized as revenue	(422,269)	(301,127)

Balance, end of period	$188,197	$245,666

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011

	March 31, 2011	March 31, 2010
Due chairman of the board of directors	$22,582	$19,415
Due chief operational officer	15,574	14,722
Due former chief financial officer	80	75

Total	$38,236	$34,212

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

NOTE 7 – DUE SELLERS OF VOIPSWITCH INC.

The $150,000 notes payable due to the sellers of VoipSwitch Inc, which was non-interest bearing and due on demand, was satisfied on December 7, 2010 (see Note 3).

NOTE 8 – LIABILITY FOR COMMON STOCK PURCHASE WARRANTS

As part of the private placement which closed on May 26, 2010 (see Note 9), the Company issued a total of 1,380,000 warrants to certain accredited investors.  Each warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share (the “Exercise Price”) to May 26, 2015.

The Exercise Price of the warrants is to be adjusted in the event of any stock splits or stock dividends or in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the Exercise Price. Accordingly, in accordance with EITF Issue No. 07-05, "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock", the Company reflected the $457,608 fair value of the warrants at May 26, 2010 (calculated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.45 per share, exercise price of $0.50 per share, risk-free interest rate of 2.06%, term of five years, and expected volatility of 100%) as a liability and remeasures the fair value of the warrants each quarter, adjusts the liability balance, and reflects changes in operations as "income (expense) from revaluation of liability for common stock purchase warrants”.

Below is a reconciliation of the change in the fair values of the warrants from May 26, 2010 to March 31, 2011.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011

	Common
	Shares	Fair
	Equivalent	Value
Issuance to accredited investors in
conjuction with common stock in private
placement on May 26, 2010 (see Note 9)	1,380,000	$457,608
Revaluation credited to operations	-	(121,854)
Balance, June 30, 2010	1,380,000	335,754
Revaluation credited to operations	-	(33,120)
Balance, September 30, 2010	1,380,000	302,634
Revaluation credited to operations	-	(116,196)
Balance, December 31, 2010	1,380,000	186,438
Revaluation credited to operations	-	(34,224)
Balance, March 31, 2011	1,380,000	$152,214

The $152,214 fair value of the 1,380,000 warrants at March 31, 2011 was calculated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.20 per share, exercise price of $0.50 per share, risk-free interest rate of 1.84%, term of 1516 days, and expected volatility of 100%.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common stock issuances

On May 21, 2009, VoiceServe issued a total of 3,000,000 shares of its common stock to the three sellers of VoipSwitch for services rendered.  The $375,000 estimated fair value of the shares, which was calculated based on the nearest day closing trading price of $0.25 per share and a 50% restricted stock discount, was included in selling, general and administrative expenses in the three months ended June 30, 2009.

Effective April 2010, VoiceServe issued 41,494 shares of its common stock to a consultant for services rendered.  The $10,000 estimated fair value of the shares was included in selling, general and administrative expenses in the three months ended June 30, 2010.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011

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

Effective September 30, 2010, VoiceServe issued a total of 900,000 shares of its common stock to its new chief financial officer (300,000 shares) and to two new members of the Board of Directors (300,000 shares each) pursuant to the employment agreement and director agreements discussed in Note 13.  The $148,050 estimated fair value of the shares, which was calculated based on the closing trading price of $0.329 per share and a 50% restricted stock discount, was included in selling, general and administrative expenses in the three months ended September 30, 2010.

On December 7, 2010, pursuant to a verbal agreement on October 19, 2010, VoiceServe issued a total of 2,250,000 SEC Rule 144 restricted shares of its common stock to the three sellers of VoipSwitch (see Note 3) in full and final satisfaction of debt totaling $463,000, consisting of the $150,000 demand note payable (see Note 7) and the remaining $313,000 “contingent consideration” potential amount due the three sellers.  The $131,250 excess of the $281,250 estimated fair value of the shares, which was calculated based on the October 19, 2010 nearest day closing trading price of $0.25 per share and a 50% restricted stock discount (2,250,000 shares x $0.125 [50% discount applied to $0.25 per share price] per share = $281,250), over the $150,000 demand note payable was added to goodwill.

Stock options

Effective May 12, 2009, VoiceServe granted non-qualified stock options to 4 service providers exercisable into a total of up to 703,000 shares of common stock at an exercise price of $0.13 per share to December 23, 2013. The options vest 2/3 on December 23, 2010 and 1/3 on December 23, 2011. The $81,618 estimated fair value of the options at May 12, 2009 (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.15 share price, (ii) 5 year term, (iii) 100% expected volatility, and (iv) 3% risk free interest rate) is being expensed ratably over the requisite service period from May 12, 2009 to December 23, 2011.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011

On January 4, 2010, VoiceServe granted non-qualified stock options to 2 service providers exercisable into a total of up to 200,000 shares of common stock at an exercise price of $0.13 per share to January 4, 2015.  The options vest 2/3 on January 4, 2012 and 1/3 on January 4, 2013. The $39,520 estimated fair value of the options at January 4, 2010 (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.24 share price, (ii) 5 year term, (iii) 100% expected volatility, and (iv) 2.65% risk free interest rate) is being expensed ratably over the three year requisite service period.

Effective July 26, 2010, VoiceServe committed to grant non-qualified stock options exercisable into up to a total of 500,000 shares of common stock at an exercise price of $0.25 per share to its president and chairman (250,000 options) and chief executive officer (250,000 options) pursuant to the employment agreements discussed in Note 13.  The $128,200 estimated fair value of the options at July 26, 2010 (calculated using the Black-Scholes option pricing model and the following assumptions:  (i) $0.33 share price, (ii) term of 1773 days, (iii) 100% expected volatility, and (iv) 1.7037% risk free interest rate) was expensed and included in selling, general and administrative expenses in the three months ended September 30, 2010.

Stock options expense for the years ended March 31, 2011 and 2010 was $172,502 and $30,772, respectively. As of March 31, 2011, there was $46,064 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized in the years ending March 31, 2012 and 2013 in the amounts of  $36,030 and $10,034, respectively.

NOTE 10 – INCOME TAXES

No provisions for income taxes were recorded in the years ended March 31, 2011 and 2010 since the Company didn’t have any income subject to income tax (after taking into account available net operating loss carryforwards in the respective tax jurisdictions) in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of March 31, 2011 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 11 – SEGMENT INFORMATION

The Company operates in one business segment: telephone communications.

Operating revenues by customer geographic area follow:

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011

	Year Ended March 31,
	2011	2010

Asia	$1,741,034	$1,524,353
North America	1,460,209	924,155
Europe	885,988	732,965
Other	308,097	128,592

Total	$4,395,328	$3,310,065

NOTE 12 – RELATED PARTY TRANSACTIONS

For the years ended March 31, 2011 and 2010, consulting fees paid to officers, directors, and their affiliates totaled $1,629,058 and $1,025,254, respectively.  These fees were included in cost of software license fees and support ($864,181 and $427,831 for the years ended March 31, 2011 and 2010, respectively) and selling, general, and administrative expenses ($764,877 and $597,422 for the years ended March 31, 2011 and 2010 respectively) in the accompanying statements of operations.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Registration Rights Agreement

In connection with the private placement which closed May 26, 2010 (see Note 9), the Company and the investors executed a Securities Purchase Agreement and a Registration Rights Agreement. Among other things, the Registration Rights Agreement provides that the Company will prepare and file with the SEC a Registration Statement covering the resale of the Registrable Securities and use its commercially reasonable efforts to cause it to be declared effective. If the Registration Statement is not filed by July 30, 2010 or if the Registration Statement filed is not declared effective by the SEC within certain time periods (by December 27, 2010 in the event of a "full review" by the SEC) and the Company has not exercised its reasonable best efforts to secure the Registration Statement's effectiveness with the SEC, the Registration Agreement provides that the Company will pay monthly (until cured) partial liquidated damages to the investors equal to 1% of the purchase price paid by the investors, subject to a maximum of 10% of the purchase price paid by the investors. The Registration Statement was declared effective by the SEC on April 25, 2011. Potential claims for liquidated damages relating to the Registration Rights Agreement, which the Company does not believe are probable of assertion, approximate $41,400 at March 31, 2011 and June 30, 2011.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011

Employment and Director Agreements

On June 4, 2010, VoiceServe, Inc. executed employment agreements with (i) its President and Chairman, Alexander Ellinson, and (ii) its Chief Executive Officer, Michael Bibelman. Each agreement has a term of five (5) years and each provides for (i) an annual base salary of $240,000, (ii) an annual bonus of up to 100% of the base salary as determined in the sole discretion of the Board of Directors, and (iii) annual grants of stock options under the Company's Equity Incentive Stock Plan to purchase 250,000 shares of common stock at $0.25 per share for the first year, which shall occur on or before July 26, 2010, and at a 25% discount off the price on each June 4 thereafter in 2011, 2012, 2013, and 2014 (which vest at such time as approved by the Board of Directors). The Board has not yet approved the initial grants of the 500,000 common stock options, which was to occur on or before July 26, 2010, nor the grants of an additional 500,000 common stock options, which was to occur on June 4, 2011.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011

Also on September 30, 2010, VoiceServe, Inc. executed director agreements with Michael Taylor and Andrew Millet, concurrently appointed members of the Board of Directors. Both agreements have terms of one year, subject to a one year renewal term upon reelection by a majority of the Company stockholders. Both agreements provide for (i) a monthly retainer of $1,000 and (ii) a one-time issuance of 300,000 restricted shares of Company common stock (which was issued as discussed in Note 9). Additionally, the agreements provide that the Company shall provide reimbursements for all reasonable out-of- pocket expenses incurred.

Rental agreements

Limited rents office space at monthly rentals of £710 (or $1,140 translated at the March 31, 2011 exchange rate).  For the years ended March 31, 2011 and 2010, rent expense was $13,238 and $12,998, respectively.

VoipSwitch AG rents office space at monthly rentals of CHF 2,000 (or $2,183 translated at the March 31, 2011 exchange rate).  For the years ended March 31, 2011 and 2010, rent expense was $14,716 and $0, respectively.

NOTE 14 – SUBSEQUENT EVENTS

Product and Services Contract

On April 25, 2011, the Company signed a contract with Emirates Telecommunications Corporation (“Etisalat”) to provide certain services for Etisalat for compensation totaling $214,500.  The contract provides for our installation of hardware and development in addition to 12 months of technical support from the Ready For Service (“RFS”) date.   As of June 30, 2011, the RFS notice has not yet been issued by Etisalat.

Private Placement

On May 6, 2011, the Company closed on the sale to certain accredited investors of a total of 2,623,077 shares of common stock at a price of $0.13 per share and 1,311,539 warrants to purchase 1,311,539 shares of common stock, for $341,000. Net proceeds, after deducting $27,280 in commissions and $20 in other expenses, were $313,700.  Each warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share (the “Exercise Price”) to June 6, 2014.

On June 6, 2011, the Company closed on the sale to certain accredited investors of a total of an additional 1,207,692 shares of common stock at a price of $0.13 per share and 603,846 warrants to purchase 603,846 shares of common stock for $157,000. Net proceeds, after deducting $12,560 in commissions and $2,070 in other expenses, were $142,370. Each warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share to June 6, 2014.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2011

The Exercise Price of the warrants is to be adjusted in the event of any stock splits or stock dividends or in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the Exercise Price.  Accordingly, in accordance with EITF Issue No. 07-05, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, the Company will reflect the $214,122 fair value of the warrants at  at the dates of issuance (calculated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.15 per share for the May 6, 2011 clsoing and $0.318 per share for the June 6, 2011 closing, exercise price of $0.30 per share, risk-free interest rate of 0.96% for the May 6, 2011 closing and 0.74% for the June 6, 2011 closing, term of three years, and expected volatility of 100%) as a liability and will remeasure the fair value of the warrants each quarter, adjust the liability balance, and reflect changes in operations as “income(expense) from revaluation of warrants with characteristics of liabilities at fair value”.

In connection with the sale, the Company and the investors executed a Securities Purchase Agreement and a Registration Rights Agreement. Among other things, the Registration Rights Agreement provides that the Company will prepare and file with the SEC a Registration Statement covering the resale of the Registrable Securities and use its commercially reasonable efforts to cause it to be declared effective. If the Registration Statement is not filed by July 6, 2011 or if the Registration Statement filed is not declared effective by the SEC within certain time periods (by December 2, 2011 in the event of a “full review” by the SEC) and the Company has not exercised its reasonable best efforts to secure the Registration Statement’s effectiveness with the SEC, the Registration Agreement provides that the Company will pay monthly (until cured) partial liquidated damages to the investors equal to 1% of the purchase price paid by the investors, subject to a maximum of 10% of the purchase price paid by the investors.

Issuance of Common Stock for Services

On June 21, 2011, the Company’s Board of Directors authorized the issuance of a total of 2,400,000 shares (1,200,000 shares each) of common stock to the Company’s Chief Executive Officer and the Company’s President and Chairman of the Board of Directors for prior services rendered. The $432,000 estimated fair value of the shares, based on the nearest day closing trading price of $0.36 per share and a 50% restricted stock discount, will be included in selling, general and administrative expenses in the three months ended June 30, 2011.

Grant of Stock options Pursuant to Employment Agreements

On June 4, 2011, pursuant to employment agreements with its (1) President and Chairman and (2) Chief Executive Officer ( See Note 13), the Company became obligated to issue a total of 500,000 common stock options exercisable at a 25% discount from the common stock closing price on that date. The $124,600 estimated fair value of the options at June 4, 2011 (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.318 share price, (ii) $0.2385 exercise price, (iii) term of 5 years, (iv) 100% expected volatility, and (v) 1.6% risk free interest rate) will be included in selling, general and administrative expenses in the three months ended June 30, 2011.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

Based upon their evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures were not effective as they principally relate to the disclosure of compensation amounts as reported in the Company’s Management’s Discussion and Analysis section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed on June 29, 2010. It was determined that the cause for the misstatement was due to a lack of multiple levels of internal review prior to the filing that report with the SEC.

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

We have continued to monitor the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed our internal control over financial reporting as of March 31, 2011, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process, documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their respective ages as of March 31, 2011 are as follows:

Name	Age	Position	Date Appointed
Michael Bibelman	40	Chief Executive Officer and Director	October 1, 2006
Alexander Ellinson	44	Chairman of the Board of Directors and President	October 1, 2006
Mike Ottie	41	Chief Operational Officer and Director	October 1, 2006
Krzysztof Oglaza	34	Chief Technical Officer and Director	January 21, 2008
Alfred Stefansky	46	Chief Financial Officer and Principal Accounting Officer	September 30, 2010
Michael Taylor	44	Director	September 30, 2010
Andrew Millet	42	Director	September 30, 2010

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

MR. ALEXANDER ELLINSON, CHAIRMAN OF THE BOARD OF DIRECTORS AND PRESIDENT. Co- founder of Voiceserve Limited has been involved in telecommunications since 1994. Having completed his studies in the summer of 1989, Mr. Ellinson became the senior Manager at Le Galerie Versailles Antique Auctioneers in Belgium. Mr. Ellinson’s corporate telecommunication experience was gained after he became an Independent Marketing agent for a European Telecom provider. He achieved major contracts with blue chip companies in both Holland and Germany. In 1996 Mr. Ellinson relocated from Europe to the United Kingdom where he became involved with the corporate infrastructure of Ambro International. In March 2002 Mr. Ellinson co-founded Voiceserve Limited with the goal of developing VoIP technology and offering a complete solution to end users.

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

MR. KRZYSZTOF OGLAZA, CHIEF TECHNICAL OFFICER AND DIRECTOR. Co-founding director of VoipSwitch Inc. Having completed his Engineering degree in Information Technology at the Politeck School of Opole in Poland, Mr Oglaza continued to secure a Masters in Technology in the college of Wroclaw Poland in 2000. During his studies for his masters he became a partner in Intermic S.C. a local Internet provider. Mr. Krysztof was a partner in Intermic S.C., a local Internet provider, which was acquired by Netia Holding, Poland’s largest private telcom company in 2002. In 2002, Mr. Oglaza became a co-founder of VoipSwitch, Inc., which was acquired by Voiceserve, Inc. in 2008. At that time, because of his technological background, Mr. Oglaza was appointed to serve as a director on the Voiceserve, Inc. Board of Directors.

MR. ALFRED STEFANSKY, CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER. Alfred Stefansky is a trade and finance specialist offering over 25 years of management, trading and administrative experience from the international commodity and finance industry. He has experience managing an organization’s day-to-day operations, financial structure and ongoing corporate strategies.  From 1997 to 2009, Mr. Stefansky worked for a commodity investment company which focused on the physical commodity market. He was responsible for building comprehensive processes and systems around the treasury/finance function. Mr. Stefansky managed financial and cash transactions from physical payments, hedges, liquidity management, including bank contacts and management of credit lines. He also helped build a proprietary electronic cash management system, a proprietary fund management system and a financial trading system.

MR. MICHAEL TAYLOR, DIRECTOR – Mr. Taylor was admitted to the Bar in England in 1986. Between 1996 and 1999, he served as Deputy General Counsel to the global mobile personal communications satellite operator, ICO Global Communications (“ICO”). At ICO, he provided legal and regulatory support in the US, Latin and South America, Europe, the Middle East, South Africa, India, the Far East and Australia. While at ICO, he chaired the interconnect working group of the European Telecommunications Platform in Brussels with the responsibility of producing a pan-European framework interconnect agreement. Mr. Taylor presented the framework agreement to the European Commission who accepted it for use by operators and service providers across Europe.

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

MR. ANDREW MILLET, DIRECTOR – Mr. Millet qualified as a Chartered Accountant in England and Wales in 1995 and became a fellow member of the ICAEW in 2005. In 2000, he obtained an MBA at Henley Management College. Following an accountancy training contract with Stoy Hayward, Mr. Millet has held a number of senior commercial posts between 1998 and 2001. He was finance director for Maintel, a telecoms group, now an AIM listed company. Between 2002 and 2003 Mr. Millet was finance director for Huntress, a recruitment group, now owned by Nomura. In 2002, Mr. Millet established Wisteria, an accountancy practice. The practice specializes in technology and growth businesses. He currently sits on the board of a number of technology and media clients as a non-executive director.  These clients include Activinstinct Ltd., Cyber-Duck Ltd. and Pinkunlimited.co.uk Ltd.

Mr. Millet’s telecommunications legal expertise, as well as his financial background supported the decision to appoint Mr. Millet as a director of Voiceserve, Inc. on September 30, 2010.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.  However, we have entered into employment agreements with our President and Chairman, Alexander Ellinson, our Chief Executive Officer, Michael Bibelman, and our Chief Financial Officer, Alfred Stefansky, each for a term of five years.  Please refer to “Executive Compensation—Employment Agreements” for a discussion of the material terms of the employment agreements between the Company and the named executive officers identified in the Summary Compensation Table below.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors.  On May 2, 2011 the Board established a compensation committee. Our compensation committee may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Board Committees

Compensation Committee

On May 2, 2011, the Board established a compensation committee composed of our two independent directors of Michael Taylor and Andrew Millet. The compensation committee exists to assist the Board of Directors in the discharge of its fiduciary responsibilities relating to the fair and competitive compensation of the executives and other key employees of the Company as well as to identify qualified candidates for presentation to the Board of Directors for election as directors, officers and members. The compensation committee has the ultimate responsibility for assuring that the senior executives of the Company are compensated in a manner consistent with the compensation philosophy and strategy of the Board of Directors and in compliance with the requirements of the regulatory bodies that oversee the Company.  Generally, the compensation committee is charged with reviewing and approving the Company’s compensation philosophy and its executive compensation programs, plans and awards.

Audit Committee

As of the date hereof, we have not established an audit committee. Our Board of Director acts as the audit committee.  Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 407(d) of Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Item 13—Certain Relationships and Related Transactions, and Director Independence” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and changes in ownership with the SEC. To the Company’s knowledge based on a review of copies of such reports furnished to us, all of the Company’s current directors, executive officers and beneficial owners of more than 10% of our common stock have complied with all Section 16(a) filing requirements with respect to the fiscal year ended March 31, 2011.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was included as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and is incorporated by reference herein.

Item 11.	Executive Compensation.

The following sets forth information with respect to the compensation awarded or paid to our principal executive officer and the two most highly compensated executive officers during the fiscal years ended March 31, 2011 (collectively, the “named executive officers”) for all services rendered in all capacities to us and our subsidiaries in fiscal 2011 and 2010.

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards (2)	All Other Compensation ($) (3)	Total ($)
Michael Bibelman,	2011	0	0	64,100	314,977	379,097
Chief Executive Officer	2010	0	0	0	0	257,970

Alexander Ellinson,	2011	31,534	0	64,100	263,076	358,710
Chairman of the Board & President	2010	0	0	0	266,575	266,575

Krzysztof Oglaza	2011	0	125,000	0	864,181	989,181
Chief Technical Officer	2010	0	0	0	427,832	427,832

(1)
The amounts reported in this column reflect the aggregate grant date fair value of restricted stock share or unit awards computed in accordance with FASB Topic ASC 718 for restricted stock granted in 2011 to each named executive officer. The calculation of these amounts disregards any estimate of forfeitures related to time-based vesting conditions. The amounts do not reflect compensation actually received by the named executive officers.

(2)
The amounts reported in this column reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718 for stock options granted in 2011 to each named executive officer. The calculation of these amounts disregards the estimated forfeitures related to time-based vesting conditions. The amounts do not reflect compensation actually received by the named executive officers.  The amounts reported in this column for Messrs. Bibelman and Ellinson reflect the grant date fair market value of option awards to purchase 250,000 shares of our common stock granted on June 4, 2010.

(3)	Each of these individuals and their affiliates were paid consulting fees for services rendered to Voiceserve Limited and/or VoipSwitch AG.

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

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options held by our named executive officers as of the fiscal year ended March 31, 2011. There were no stock awards that had not vested as of March 31, 2011 nor were there any unearned or unvested equity incentive plan awards for any named executive officer as of March 31, 2011:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price Per Share ($)	Option Expiration Date
Michael Bibelman	250,000	0	250,000	0.25	6/4/2015
Alexander Ellinson	250,000	0	250,000	0.25	6/4/2015
Krzysztof Oglaza	0	0	0	N/A	N/A

Employment Agreements

On June 4, 2010, we executed employment agreements with (i) our President and Chairman, Alexander Ellinson, and (ii) our Chief Executive Officer, Michael Bibelman. Each agreement has a term of five (5) years and each provides for (i) an annual base salary of $240,000, (ii) an annual bonus of up to 100% of the base salary as determined in the sole discretion of the Board of Directors, and (iii) annual grants of stock options under the Company’s Equity Incentive Stock Plan to purchase 250,000 shares of common stock at $0.25 per share for the first year, which shall occur on or before July 26, 2010, and at a 25% discount off the price on each June 4 thereafter in 2011, 2012, 2013, and 2014 (which vest at such time as approved by the Board of Directors). Annual bonuses are determined by the Board of Directors and are based on the Company’s ability to generate revenues.  The Board has not yet approved the initial grants of the 500,000 common stock options, which were to occur on or before July 26, 2010, nor the grant of an additional 500,000 common stock options, which was to occur on June 4, 2011.

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

Equity Incentive Plan

Our Equity Incentive Plan (the “Plan”) is administered by a compensation committee, which has full and final authority with respect to the granting of options there under. Options may be granted under the Plan to such employees, officers, directors, consultants and advisors of the Company or affiliates of the Company, provided such consultants and advisors render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. A person may be granted more than one Award under the Plan (referred to as a “participant”). The committee may grant options to eligible persons and shall determine whether such Options shall be Incentive Stock Options within the meaning of the Code (“ISO”) or Nonqualified Stock Options (“NQSO”), the number of Shares subject to the Option, the Exercise Price of the Option, the period during which the Option may be exercised, and all other terms and conditions of the Option.

The exercise price shall be determined by the committee when the option is granted and may be not less than the par value of a Share on the date of grant provided that: (i) the Exercise Price of an ISO shall be not less than one hundred percent (100%) of the fair market value of the shares on the date of grant; (ii) the exercise price of any ISO granted to a ten percent shareholder shall not be less than one hundred ten percent (110%) of the fair market value of the shares on the date of grant; and (iii) the exercise price of any option granted that the committee intends to qualify under Section 162(m) of the Code, shall not be less than one hundred percent (100%) of the fair market value of the Shares on the date of grant.

The term of any options granted shall be determined by the compensation committee at the time of the grant but the term of any options granted under the plan shall not exceed ten years. If desired by the compensation committee, options granted under the Plan may be subject to vesting provisions. Options granted under the Plan are not transferable or assignable other than by will or otherwise by operation of law. In the event of death or disability of an option holder, options granted under the Plan vest immediately if unvested and expire one year from the death or disability of the option holder.

Certain restrictions contained in the Plan include:

•	no option shall be exercisable after the expiration of ten (10) years from the date the Option is granted,
•
no option granted to a person who directly or by attribution owns more than ten percent (10%) of the total combined voting power of all classes of stock of the Company (“Ten Percent Shareholder”) shall be exercisable after the expiration of five (5) years from the date the Option is granted.

Director Compensation

Except as disclosed below, no member of our board of directors received any compensation for his service as a director during the fiscal year ended March 31, 2011.

Name of Director	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Total ($)
Andrew Millet	6,000	49,350	55,350

Michael Taylor	6,000	49,350	55,350

(1)
The amounts reported in this column reflect the aggregate grant date fair value of restricted stock share or unit awards computed in accordance with FASB Topic ASC 718 for restricted stock granted in fiscal 2011 to each director. The calculation of these amounts disregards any estimate of forfeitures related to time-based vesting conditions. The amounts do not reflect compensation actually received by the directors.

Director Employment Agreements

Andrew Millet and Michael Taylor have executed employment agreements with the Company. The employment agreements for our directors provide that each director will be paid a monthly retainer of $1,000, as well as a onetime restricted stock award of 300,000 shares of the Company’s common stock upon execution of the employment agreement. In the event that a change of control occurs resulting from (i) a merger of the Company into or with another person or any sale or transfer of the equity interests of the Company in any such case in which the equity holders of the Company immediately prior to such transaction possess less than 50% of the Company’s or the surviving entity's issued and outstanding equity interests immediately after such transaction; or (ii) the sale by the Company of all or substantially all of its assets, the entire 300,000 shares of the Stock Award shall immediately vest and be issued to the Director. Each director is also considered an independent contractor and is not, for any purpose, an employee or agent with authority to bind the Company in any respect. Each director’s employment agreement is for a term  commencing on September 30, 2010 and terminating on the earliest of the following to occur: (a)  one (1) year from September 30, 2010 subject to a one (1) year renewal term upon re-election by a majority of the shareholders of the Company;(b) the death of the director ; (c) the termination of the director from the position of member of the Board by the mutual agreement of the Company and the director;(d) the removal of the director from the Board by the shareholders of the Company; (e) the resignation by the director from the Board if after September 30, 2010 the Chief Executive Officer of his current employer determines that the director's continued service on the Board conflicts with his fiduciary obligations to his current employer; or (f) the resignation by the director from the Board if the board of directors or the Chief Executive Officer of his current employer requires the director to resign.

Compensation Committee Interlocks and Insider Participation

During fiscal 2011, the entire Board of Directors performed the function of a compensation committee.  On May 2, 2011 our Board of Directors formed a compensation committee, comprised of Michael Taylor and Andrew Millet, each of which is an independent director.

No member of our Board of Directors, nor any member of our compensation committee, has a relationship that would constitute an interlocking relationship with our executive officers or directors or another entity.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 30, 2011 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Names of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)

Alexander Ellinson President & Chairman of the Board of Directors	6,143,750 (2)	13.63%

Michael Bibelman Chief Executive Officer and Director	6,110,315 (3)	13.55%

Lukasz Nowak Chief Integration Officer	3,000,000	6.72%

Mike Ottie Chief Operational Officer and Director	4,500,000	10.09%

Krzysztof Oglaza Chief Technical Officer and Director	3,000,000	6.72%

Michal Kozlowski Chief Development Officer	3,000,000	6.72%

Michael Taylor Director	300,000	*

Andrew Millet Director	510,000 (4)	1.14%

Aron Sandler	5,000,000	11.21%

All Directors and Officers as a Group (9 persons)	26,864,065	58.93%

* Less than 1%

(1)
Based on 44,585,198 shares of common stock outstanding (including 6,230,769 shares committed to be issued as a result of transactions incurred in the three months ended June 30, 2011 – see Note 14 – Subsequent Events) as of June 30, 2011.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of June 30, 2011 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 500,000 shares of common stock underlying options held by Mr. Ellinson that are presently exercisable and 1,068,750 shares of the Company’s common stock held by Mr. Ellinson’s spouse.
(3)	Includes 500,000 shares of common stock underlying options held by Mr. Bibelman that are presently exercisable and 1,111,815 shares of the Company’s common stock held by Mr. Bibelman’s spouse.
(4)	Includes 60,000 shares of the Company’s common stock held by Mr. Millet’s spouse.

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

For the years ended March 31, 2011 and 2010, consulting fees paid to officers, directors, and their affiliates totaled $1,629,058 and $1,025,254, respectively.  These fees were included in cost of software license fees and support ($864,181 and $427,831 for the years ended March 31, 2011 and 2010, respectively) and selling, general, and administrative expenses ($764,877 and $597,422 for the years ended March 31, 2011 and 2010 respectively) in the accompanying statements of operations.

Director Independence

Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

•	the director is, or at any time during the past three years was, an employee of the company;
•
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

•	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
•
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

•
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

•
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Michael Taylor and Andrew Millet are the only members of the Board of Directors that are considered independent.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For our fiscal years ended March 31, 2011 and March 31, 2010, we were billed approximately $52,000 and $37,000, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended March 31, 2011 and 2010 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended March 31, 2011 and 2010, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended March 31, 2011 and 2010.

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

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

           Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Report.

Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
•	may apply standards of materiality that differ from those of a reasonable investor; and
•	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number		Description
3.1
Articles of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Annual Report on Form 10K/A for the period ending March 31, 2010 filed with the SEC on March 1, 2010]

3.2		Bylaws [incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 2 to Annual Report on Form 10K/A for the period ending March 31, 2010 filed with the SEC on March 1, 2010]
10.1		Form of Securities Purchase Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the SEC on June 2, 2010]
10.2		Form of Registration Rights Agreement [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K filed with the SEC on June 2, 2010]
10.3		Form of Securities Purchase Agreement [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the SEC on May 12, 2011]
10.4		Form of Warrant [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K filed with the SEC on May 12, 2011]
10.5		Form of Registration Rights Agreement [incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8K filed with the SEC on May 12, 2011]
10.6	*	Employment Agreement with Alexander Ellinson [incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement filed on Form S-1 with the SEC on September 17, 2010]
10.7	*	Employment Agreement with Michael Bibelman [incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement filed on Form S-1 with the SEC on September 17, 2010]
10.8	*	Employment Agreement with Alfred Stefansky[ incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the SEC on October 6, 2010]
10.9	*	Director Agreement with Michael Taylor [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the SEC on October 6, 2010]
10.10	*	Director Agreement with Andrew Millet [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the SEC on October 6, 2010]
10.11	*	Equity Incentive Plan [incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 12, 2009]
14.1		Code of Ethics [incorporated by reference to Exhibit 14.1 to the Company’s Amendment No. 1 to Annual Report on Form 10K/A for the period ending March 31, 2010 filed with the SEC on November 10, 2010]
31.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1		Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: July 5, 2011	VOICESERVE, INC.

	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer and Director

Dated: July 5, 2011	By:	/s/ Alfred Stefansky
Alfred Stefansky
Chief Financial Officer, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Bibelman	Chief Executive Officer and Director	July 5, 2011
Michael Bibelman

/s/ Alfred Stefansky	Chief Financial Officer and	July 5, 2011
Alfred Stefansky	Principal Accounting Officer

/s/ Alexander Ellinson	President and	July 5, 2011
Alexander Ellinson	Chairman of the Board of Directors

/s/ Mike Ottie	Chief Operational Officer and Director	July 5, 2011
Mike Ottie

/s/ Krzysztof Olgaza	Chief Technical Officer and Director	July 5, 2011
Krzysztof Oglaza

/s/ Michael Kozlowski	Chief Development Officer	July 5, 2011
Michal Kozlowski

/s/ Lukasz Nowak	Chief Integration Officer	July 5, 2011
Lukasz Nowak