Form 10-Q
period 2011-06-30
VOICESERVE INC
filed 2011-08-15
CIK 1353505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to

Commission File Number: 000-51882

VOICESERVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0597288
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Grosvenor House, 1 High Street Middlesex England	HA8, 7TA
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 44 208 136 6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒    No   ☐

Indicate by a check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes   ☐    No   ☒

There were 40,754,429 shares of the Registrant’s Common Stock outstanding at August 15, 2011.

VOICESERVE, INC.

QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Voiceserve, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2011	2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$455,031	$141,739
Accounts receivable, net of allowance
for doubtful accounts of $8,804 and $6,735, respectively	96,120	48,769
Prepaid expenses and other current assets	87,855	82,823

Total current assets	639,006	273,331

Property and equipment, net of accumulated depreciation
of $67,547 and $66,878 respectively	9,450	10,045
Intangible assets, net of accumulated amortization of
$795,417 and $737,917, respectively	2,067,624	2,125,124

Total assets	$2,716,080	$2,408,500

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$309,773	$348,493
Accrued expenses payable	-	11,464
Deferred software license fees and support	208,539	188,197
Loans payable to related parties	38,259	38,236

Total current liabilities	556,571	586,390
Liability for common stock purchase warrants	817,290	152,214

Total liabilities	1,373,861	738,604

Stockholders' equity:
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
44,585,198 and 38,354,429 shares, respectively	44,585	38,354
Additional paid-in capital	6,285,643	5,482,281
Deficit	(4,899,792)	(3,766,212)
Accumulated other comprehensive loss	(88,217)	(84,527)

Total stockholders' equity	1,342,219	1,669,896

Total liabilities and stockholders' equity	$2,716,080	$2,408,500

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Operating revenues:
Software license fees	$1,172,654	$1,004,097
Revenues from communications airtime and devices	2	69,863

Total operating revenues	1,172,656	1,073,960

Cost of operating revenues:
Software license fees	736,766	415,221
Communications air time	-	37,701

Total cost of operating revenues	736,766	452,922

Gross profit	435,890	621,038

Operating expenses:
Selling, general and administrative expenses
(including stock-based compensation of $567,645
and $21,064, respectively)	1,118,526	616,884

Total operating expenses	1,118,526	616,884

Income (loss) from operations	(682,636)	4,154

Income/(expense) from revaluation of liability for common stock purchase warrants	(450,954)	121,854
Interest income	20	-
Interest expense	(10)	(499)

Income (loss) before income taxes	(1,133,580)	125,509

Income taxes (benefit)	-	-

Net income (loss)	$(1,133,580)	$125,509

Net income (loss) per share - basic and diluted	$(0.03)	$0.00

Weighted average number of shares
outstanding - basic and diluted	40,289,425	33,536,297

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Common Stock,		Additional		Other	Total
	$.001 par value		Paid-In		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances,
March 31, 2010	32,402,935	$32,403	$4,733,537	$(2,994,155)	$(12,112)	$1,759,673

Private placement of shares
and warrants,
less $89,499 costs and
less $457,608
attributable to warrants
classified as liabilities	2,760,000	2,760	140,133	-	-	142,893

Shares issued for services	941,494	941	157,109	-	-	158,050

Shares issued in satisfaction of debt
and contingent debt due sellers of
VoipSwitch Inc.	2,250,000	2,250	279,000	-	-	281,250

Stock options expense	-	-	172,502	-	-	172,502

Foreign currency
translation
adjustment	-	-	-	-	(72,415)	(72,415)

Net loss	-	-	-	(772,057)	-	(772,057)

Balances,
March 31, 2011	38,354,429	38,354	5,482,281	(3,766,212)	(84,527)	1,669,896

Unaudited:

Private placement of shares
and warrants,
less $41,930 costs and
less $214,122
attributable to warrants
classified as liabilities	3,830,769	3,831	238,117	-	-	241,948

Shares issued to the Company's chairman and
to the Company's chief executive officer
for services	2,400,000	2,400	429,600	-	-	432,000

Stock options expense	-	-	135,645	-	-	135,645

Foreign currency
translation
adjustment	-	-	-	-	(3,690)	(3,690)

Net loss	-	-	-	(1,133,580)	-	(1,133,580)

Balances,
June 30, 2011	44,585,198	$44,585	$6,285,643	$(4,899,792)	$(88,217)	$1,342,219

See notes to consolidated financial statements

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(1,133,580)	$125,509
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Stock-based compensation	567,645	21,064
Depreciation	639	720
Amortization	57,500	57,500
(Income) expense from revaluation of liability for common stock purchase warrants	450,954	(121,854)
Changes in operating assets and liabilities:
Accounts receivable, net	(47,351)	(23,666)
Prepaid expenses and other current assets	(5,032)	520
Accounts payable	(38,720)	(25,472)
Accrued expenses payable	(11,464)	(12,255)
Deferred software license fees	20,342	(30,617)

Net cash provided by (used in) operating activities	(139,067)	(8,551)

Cash flows from investing activities:
Property and equipment additions	-	-

Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs of $41,930 and $89,499,
respectively	456,070	600,501
Increase (decrease) in loans payable to related parties	23	(497)

Net cash provided by (used in) financing activities	456,093	600,004

Effect of exchange rate changes on cash and cash equivalents	(3,734)	(1,259)

Increase (decrease) in cash and cash equivalents	313,292	590,194

Cash and cash equivalents, beginning of period	141,739	218,438

Cash and cash equivalents, end of period	$455,031	$808,632

Supplemental disclosures of cash flow information:

Interest paid	$10	$499

Income taxes paid	$-	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
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

Limited is engaged in the telephone communications business from its London, United Kingdom office.  Limited offers its software to large enterprises and carriers.  The software allows communication through the Company’s exchange via the internet. Since January 15, 2008, Limited has also licensed VoipSwitch software systems.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2011 and for the three months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the three months ended June 30, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2012.  The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2011 as included in our report on Form 10-K filed July 6, 2011.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of June 30, 2011, the Company had working capital of $82,435.  Further, since inception, the Company has incurred losses of $4,899,792.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock.  Also, the Company plans to pursue new customers and certain acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

(e)    Foreign Currency Translation

The functional currency of VoiceServe is the United States dollar.  The functional currency of Limited is the United Kingdom pound sterling (“£”).  The functional currency of VoipSwitch is the United States dollar.  The functional currency of VoipSwitch AG is the Swiss Franc (“chf”). The reporting currency of the Company is the United States dollar.  Limited’s assets and liabilities are translated into United States dollars at period-end exchange rates ($1.606408 and $1.605445 at June 30, 2011 and March 31, 2011, respectively).  Limited’s revenue and expenses are translated at weighted average exchange rates ($1.631476 and $1.499246 for the three months ended June 30, 2011 and 2010, respectively). VoipSwitch AG’s assets and liabilities are translated into United States dollars at period end exchange rates ($ 1.188213 and 1.091716 at June 30, 2011 and March 31, 2011, respectively). VoipSwitch AG’s revenue and expenses  are translated into United States dollars at the weighted average exchange rate ($1.152158 for the three months ended June 30, 2011). Translation adjustments are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheets.

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

(l)     Advertising

Advertising costs, which include sales promotion costs, are expensed as incurred and amounted to $76,634 and $143,153 for the three months ended June 30, 2011 and 2010, respectively.

(m)   Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation”.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

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

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation. For the months ended June 30, 2011 and 2010, the diluted net loss per share calculation excluded the effect of stock options outstanding and exercisable into a total of 1,903,000 and 903,000 shares of common stock, respectively, and warrants outstanding and exercisable into a total of 3,295,385 and 1,380,000 shares of common stock, respectively.

NOTE 4 – ACQUISITION OF VOIPSWITCH INC.

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

Payment of the monthly installments of the $600,000 notes payable was contingent upon and limited each month to the future monthly net income of VoipSwitch.  Accordingly, pursuant to SFAS No. 141, this $600,000 “contingent consideration” portion of the $3,000,000 total purchase price was not included in the initial recorded cost of the acquisition or the recorded notes payable.  As payments of the $600,000 notes payable were made, such paid amounts were added to goodwill.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of:

	June 30,	March 31,
	2011	2011
Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	$2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	663,041	663,041

Total	2,863,041	2,863,041

Accumulated amortization	(795,417)	(737,917)

Intangible assets, net	$2,067,624	$2,125,124

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the three months ended June 30, 2011 and 2010, amortization of intangible assets expense was $57,500.  $50,000 was included in cost of software license fees and $7,500 was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of June 30, 2011 follows:

Year ending June 30,	Amount
2012	230,000
2013	225,833
2014	210,000
2015	210,000
2016	210,000
Thereafter	318,750

Total	$1,404,583

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 6 – DEFERRED SOFTWARE LICENSE FEES AND SUPPORT

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

Deferred software license fees (attributable to PCS) for the three months ended June 30, 2011 and 2010 were accounted for as follows:

	3 Months Ended June 30,
	2011	2010
Balance, beginning of period	$188,197	$245,666
Additions	61,967	111,600
Recognized as revenue	(41,625)	(142,217)

Balance, end of period	$208,539	$215,049

NOTE 7– LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	June 30, 2011	March 31, 2011
Due chairman of the board of directors	$22,596	$22,582
Due chief operational officer	15,583	15,574
Due former chief financial officer	80	80

Total	$38,259	$38,236

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 8 – LIABILITY FOR COMMON STOCK PURCHASE WARRANTS

As part of the private placement which closed on May 26, 2010 (see Note 9), the Company issued a total of 1,380,000 warrants to certain accredited investors.  Each warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share (the “Exercise Price”) to May 26, 2015.

As part of the private placement which closed on June 6, 2011 (see Note 9), the Company issued a total of 1,915,385 warrants to certain accredited investors. Each warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share (the “Exercise Price”) to June 6, 2014.

The Exercise Price of the warrants is to be adjusted in the event of any stock splits or stock dividends or in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the Exercise Price. Accordingly, in accordance with EITF Issue No. 07-05, "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock", the Company reflected the $457,608 fair value of the warrants issued on May 26, 2010 (calculated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.45 per share, exercise price of $0.50 per share, risk-free interest rate of 2.06%, term of five years, and expected volatility of 100%) and the $214,122 fair value of the warrants issued on June 6, 2011 (calculated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.15 per share for the 1,311,539 warrants sold May 6, 2011 and $0.318 per share for the 603,846 warrants sold June 6, 2011, exercise price of $0.30 per share, risk-free interest rate of 0.96% for the 1,311,539 warrants sold May 6, 2011 and 0.74% for the 603,846 warrants sold June 6, 2011, term of 3 years, and expected volatility of 100%) as a liability and remeasures the fair value of the warrants each quarter, adjusts the liability balance, and reflects changes in operations as "income (expense) from revaluation of liability for common stock purchase warrants”.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

At June 30, 2011 and March 31, 2011, the fair values of the warrants (calculated using the Black-Scholes option pricing model with a 100% expected volatility assumption regarding the trading price of the Company’s common stock) consisted of:

	June 30, 2011		March 31, 2011
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Warrants issued May 26, 2010,
exercise price of $0.50 per share, expiration
date May 26, 2015.	1,380,000	$336,720	1,380,000	$152,214

Warrants issued June 6, 2011,
exercise price of $0.30 per share, expiration
date June 6, 2014.	1,915,385	480,570	-	-

Totals	3,295,385	$817,290	1,380,000	$152,214

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

Below is a reconciliation of the change in the fair values of the warrants from May 26, 2010 to June 30, 2011.

	Common
	Shares	Fair
	Equivalent	Value
Issuance to accredited investors in
conjuction with common stock in private
placement on May 26, 2010 (see Note 9)	1,380,000	$457,608
Revaluation credited to operations	-	(121,854)
Balance, June 30, 2010	1,380,000	335,754
Revaluation credited to operations	-	(33,120)
Balance, September 30, 2010	1,380,000	302,634
Revaluation credited to operations	-	(116,196)
Balance, December 31, 2010	1,380,000	186,438
Revaluation credited to operations	-	(34,224)
Balance, March 31, 2011	1,380,000	152,214
Issuance to accredited investors in
conjuction with common stock in private
placement which closed June 6, 2011
(see Note 9)	1,915,385	$214,122
Revaluation credited to operations	-	450,954
Balance, June 30, 2011	3,295,385	817,290

NOTE 9 – STOCKHOLDERS’ EQUITY

Common stock issuances

Effective April 2010, VoiceServe issued 41,494 shares of its common stock to a consultant for services rendered.  The $10,000 estimated fair value of the shares was included in selling, general and administrative expenses in the three months ended June 30, 2010.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
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

On December 7, 2010, pursuant to a verbal agreement on October 19, 2010, VoiceServe issued a total of 2,250,000 SEC Rule 144 restricted shares of its common stock to the three sellers of VoipSwitch (see Note 3) in full and final satisfaction of debt totaling $463,000, consisting of the $150,000 demand note payable and the remaining $313,000 “contingent consideration” potential amount due the three sellers.  The $131,250 excess of the $281,250 estimated fair value of the shares, which was calculated based on the October 19, 2010 nearest day closing trading price of $0.25 per share and a 50% restricted stock discount (2,250,000 shares x $0.125 [50% discount applied to $0.25 per share price] per share = $281,250), over the $150,000 demand note payable was added to goodwill.

On May 6, 2011, the Company closed on the sale to certain accredited investors of a total of 2,623,077 shares of common stock at a price of $0.13 per share and 1,311,539 warrants to purchase 1,311,539 shares of common stock for $341,000. Net proceeds, after deducting $27,280 in commissions and $20 in other expenses, were $313,700. Each warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share (the “Exercise Price”) to June 6, 2014.  To date, none of the warrants have been exercised.

On June 6, 2011, the Company closed on the sale to certain accredited investors of a total of an additional 1,207,692 shares of common stock at a price of $0.13 per share and 603,846 warrants to purchase 603,846 shares of common stock for $157,000. Net proceeds, after deducting $12,560 in commissions and $2,070 in other expenses, were $142,370. Each warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share to June 6, 2014.  To date, none of the warrants have been exercised.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

On June 21, 2011, the Company’s Board of Directors authorized the issuance of a total of 2,400,000 shares (1,200,000 shares each) of common stock to the Company’s Chief Executive Officer and the Company’s President and Chairman of the Board of Directors for prior services rendered. The $432,000 estimated fair value of the shares, based on the nearest day closing trading price of $0.36 per share and a 50% restricted stock discount, was included in selling, general and administrative expenses in the three months ended June 30, 2011.

Stock options

Effective May 12, 2009, VoiceServe granted non-qualified stock options to 4 service providers exercisable into a total of up to 703,000 shares of common stock at an exercise price of $0.13 per share to December 23, 2013. The options vest 2/3 on December 23, 2010 and 1/3 on December 23, 2011. The $81,618 estimated fair value of the options (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.15 share price, (ii) 5 year term, (iii) 100% expected volatility, and (iv) 3% risk free interest rate) is being expensed ratably over the requisite service period from May 12, 2009 to December 23, 2011.  To date, none of the options which vested December 23, 2010 have been exercised.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

On June 4, 2011, pursuant to employment agreements with its (1) President and Chairman and (2) Chief Executive Officer (See Note 12), the Company became obligated to issue a total of 500,000 common stock options exercisable at a 25% discount from the common stock closing price on that date. The $124,600 estimated fair value of the options at June 4, 2011 (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.318 share price, (ii) $0.2385 exercise price, (iii) term of 5 years, (iv) 100% expected volatility, and (v) 1.6% risk free interest rate) was included in selling, general and administrative expenses in the three months ended June 30, 2011.

Stock options expense for the three months ended June 30, 2011 and 2010 was $135,645 and $11,046, respectively. As of June 30, 2011, there was $35,019 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized in the years ending March 31, 2012 and 2013 in the amounts of  $24,985 and $10,034, respectively.

NOTE 10 – INCOME TAXES

No provisions for income taxes were recorded in the three months ended June 30, 2011 and 2010 since the Company didn’t have any income subject to income tax (after taking into account available net operating loss carryforwards in the respective tax jurisdictions) in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of June 30, 2011 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 11 – RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2011 and 2010, consulting fees paid to officers, directors, and their affiliates totaled $454,880 and $126,303, respectively.  These fees were included in cost of software license fees and support ($261,883 and $0 for the three months ended June 30, 2011 and 2010, respectively) and selling, general, and administrative expenses ($192,997 and $126,303 for the three months June 30, 2011 and 2010, respectively) in the accompanying statements of operations.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Registration Rights Agreements

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

Potential claims for liquidated damages relating to this Registration Rights Agreement, which the Company does not believe are probable of assertion, approximate $41,400 at March 31, 2011 and June 30, 2011.

In connection with the private placement which closed May 6, 2011 and June 6, 2011 (see Note 9), the Company and the investors executed a Securities Purchase Agreement and a Registration Rights Agreement. Among other things, the Registration Rights Agreement provides that the Company will prepare and file with the SEC a Registration Statement covering the resale of the Registrable Securities and use its commercially reasonable efforts to cause it to be declared effective. If the Registration Statement is not filed by July 6, 2011 or if the Registration Statement filed is not declared effective by the SEC within certain time periods (by December 2, 2011 in the event of a "full review" by the SEC) and the Company has not exercised its reasonable best efforts to secure the Registration Statement's effectiveness with the SEC, the Registration Agreement provides that the Company will pay monthly (until cured) partial liquidated damages to the investors equal to 1% of the purchase price paid by the investors, subject to a maximum of 10% of the purchase price paid by the investors. The Registration Statement has not yet been filed.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

Employment and Director Agreements

On June 4, 2010, VoiceServe, Inc. executed employment agreements with (i) its President and Chairman, Alexander Ellinson, and (ii) its Chief Executive Officer, Michael Bibelman. Each agreement has a term of five (5) years and each provides for (i) an annual base salary of $240,000, (ii) an annual bonus of up to 100% of the base salary as determined in the sole discretion of the Board of Directors, and (iii) annual grants of stock options under the Company's Equity Incentive Stock Plan to purchase 250,000 shares of common stock at $0.25 per share for the first year, which shall occur on or before July 26, 2010, and at a 25% discount off the price on each June 4 thereafter in 2011, 2012, 2013, and 2014 (which vest at such time as approved by the Board of Directors). The Board has not yet approved the initial grant of the 250,000 common stock options, which was to occur on or before July 26, 2010, nor the grant of an additional 250,000 common stock options, which was to occur on June 4, 2011, for either Mr. Ellinson or Mr. Bibelman.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

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

Rental Agreements

Limited rents office space at monthly rentals of £710 (or $1,158 translated at the June 30, 2011 exchange rate).  For the three months ended June 30, 2011 and 2010, rent expense was $3,475 and $3,193, respectively.

VoipSwitch AG rents office space at quarterly rentals of CHF 6000 (or $6913 translated at the June 30, 2011 exchange rate).  For the three months ended June 30, 2011 and 2010, rent expense was $6913 and $0, respectively.

Product and Services Contract

On April 25, 2011, the Company signed a contract with Emirates Telecommunications Corporation (“Etisalat”) to provide certain services for Etisalat for compensation totaling $214,500.  The contract provides for our installation of hardware and software in addition to 12 months of technical support from the Ready For Service (“RFS”) date.   As of August 10, 2011, the RFS notice has not yet been issued by Etisalat.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement on Forward-Looking Information.”

Our mission is to enable VoIP business and entrepreneurs to offer a full array of VoIP services globally. Since the company was founded, we have worked to achieve this mission by creating technology that addresses the principal communication needs through the economical use of VoIP. We develop and market software, services and solutions that we believe empowers our customers to communicate more efficiently and economically through the Internet throughout the world. VoIPSwitch’s software enables communications providers, businesses, enterprises, hotels and cruise liners VOIP & TDM communication. Our customers purchase a license from us. The VoIPSwitch license is a central medium in a telecommunications network that connects telephone calls from one phone line to another entirely by means of software running on a computerized system. This work was formerly carried out by hardware with physical switchboards to route the calls. VoIPSwitch has created an environment whereby the VoIPSwitch license purchaser can control all its clients’ activity via the Internet. VoIPSwitch controls connections at the junction point between circuit and packet networks. The end user can make calls from a computer, mobile phone, land line or SIP device. End users can manage their account online via their specific user names and passwords, with all the basic features available with landline communication systems plus many more convenient parameters. These include for example, call forwarding voice mail SMS and most basic PPX standard features. We do not have any patents. Capital devoted to research and development is used towards expanding the possibility of communication and its features.

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

On January 15, 2008, we acquired all of the issued and outstanding ordinary shares of VoIPSwitch, Inc. (“VoIPSwitch”) as well as all of VoipSwitch’s assets, including customer orders and intangible assets, for total consideration of $3,000,000 ($450,000 cash, $150,000 notes payable due on demand, $600,000 notes payable in total monthly installments of $50,000 per month for 12 months, and 3,750,000 shares of our common stock valued at $0.48 per share or $1,800,000).

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

Results of Operations

For the first quarter of fiscal years 2012 and 2011 ended June 30, 2011 and June 30, 2010, respectively.

The following table presents the statement of operations for the three month periods ended June 30, 2011 and June 30, 2010. The discussion following the table is based on these results.

	Three Months Ended June 30,
	2011	2010
Operating revenues:
Software license fees	$1,172,654	$1,004,097
Revenues from communications airtime and devices	2	69,863

Total operating revenues	1,172,656	1,073,960

Cost of operating revenues:
Software license fees	736,766	415,221
Communications air time	-	37,701

Total cost of operating revenues	736,766	452,922

Gross profit	435,890	621,038

Operating expenses:
Selling, general and administrative expenses
(including stock-based compensation of $567,645
and $21,064, respectively)	1,118,526	616,884

Total operating expenses	1,118,526	616,884

Income (loss) from operations	(682,636)	4,154

Income/(expense) from revaluation of liability for common stock purchase warrants	(450,954)	121,854
Interest income	20	-
Interest expense	(10)	(499)

Income (loss) before income taxes	(1,133,580)	125,509

Income taxes (benefit)	-	-

Net income (loss)	$(1,133,580)	$125,509

Net income (loss) per share - basic and diluted	$(0.03)	$0.00

Weighted average number of shares
outstanding - basic and diluted	40,289,425	33,536,297

See notes to consolidated financial statements.

Total Revenue.  Revenues were $1,172,656 for the three month period ended June 30, 2011 and $1,073,960 for the three months ended June 30, 2010, an increase of $98,696 or 9.2%. The revenue increase is attributed to the exposure of the company’s products through exhibitions.

Cost of Revenues. Cost of revenues for the three month period ended June 30, 2011 was $736,766 compared to $452,922 for the same period in 2010, an increase of $283,844 or 62.7%. The cost of revenues increased due to higher configuration and support labor costs as a result of the increase in customers and prospective customers.  Gross margin averaged 37% during the first quarter of fiscal year 2011 (ended June 30, 2011) compared to 58% during the first quarter of fiscal 2010. The decrease in gross margins is due to the fact that the company has had to incur certain labor costs prior to revenue recognition on certain long term contracts.

Sales, General and Administrative Costs.  SG&A for the three months ended June 30, 2011 was $1,118,526 compared to $616,884 for the same period of the prior year, an increase of $501,642 or 81.3%.  The increase in SG&A for the three months ended June 30, 2011 compared to the prior year period was due to an increase in stock-based compensation.  Excluding stock based compensation of $567,645 for the three months ended June 30, 2011 and $21,064 for the prior year period, SG&A in the current fiscal year first quarter decreased $44,939 compared to the first quarter of fiscal 2010.  Also included in SG&A is amortization of intangible assets of $7,500 in the first quarters of both fiscal years 2011 and 2010.

Net Income (Loss). The Company generated net loss for the three month period ended June 30, 2011 of $1,133,580 compared to net income of $125,509 for the three month period ended June 30, 2010.  The net loss is due primarily to the $567.645 stock-based compensation and the $450,954 expense from revaluation of liability for common stock purchase warrants.

Liquidity and Capital Resources

As of June 30, 2011 we had $455,031 in cash and cash equivalents. At June 30, 2011 the Company had liabilities of $1,373,861 comprised of accounts payable of $309,773, deferred software license fees and support of $208,539, loans payable to related parties totaling $38,259, as well as liability for common stock purchase warrants totaling $817,290. Comparatively at June 30, 2010, we had $738,604 in liabilities comprised of accounts payable of $348,493, accrued expenses payable of $11,464, deferred software license fees and support of $188,197, loans payable to related parties totaling $38,236, as well as liability for common stock purchase warrants totaling $152,214.

Net cash used in operating activities during the three months ended June 30, 2011 was $139,067 compared to $8,551 in the comparable period in 2010.  Net cash provided by financing activities during the three months ended June 30, 2011 was $456,093 due to the sale of shares of our common stock, as compared to $600,004 in the comparable period in 2010.

On May 6, 2011, the Company raised $313,700 in net proceeds through the sale of shares of its common stock. In addition, on June 6, 2011 the Company raised $142,370 in net proceeds through the sale of shares of the Company stock, which was accomplished through advice and support of professional investment consultants.

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

Significant Accounting Policies

Our significant accounting policies are summarized in Note 3 of our financial statements included in Item 1 of this Report.

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

Off Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2011, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II— OTHER INFORMATION

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VOICESERVE, INC.

Date: August 15, 2011	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Alex Ellinson
Chief Financial Officer and Principal
Accounting Officer