Form 10-Q/A
period 2011-06-30
VOICESERVE INC
filed 2011-08-16
CIK 1353505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No.1)

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

  EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2011, which was originally filed on August 15, 2011 (the “Original Filing”), of Voiceserve, Inc. (the “Company”).  Due to a scrivener’s error, the certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002, were inadvertently undated. Additionally, the Company’s Chief Financial Officer was not included as a signatory to the Original Filing. The Company hereby amends the Original Filing to include: (i) a dated Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith as Exhibit 31.1; (ii) a dated Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith as Exhibit 31.2; (iii) a dated Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith as Exhibit 32.1; (iv) a dated Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith as Exhibit 32.2; and (v) the Company’s Chief Financial Officer as a signatory to the Company’s quarterly report on Form 10-Q.

Except as described above, no other amendments have been made to the Original Filing. This Amendment does not reflect events after the filing of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

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

101
Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL) [incorporated by reference to Exhibit 101 filed with the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011 filed on August 15, 2011].

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VOICESERVE, INC.

Date: August 16 , 2011	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer

Date: August 16 , 2011	By:	/s/ Alfred Stefansky
Chief Financial Officer