Form 10-Q
period 2011-09-30
VOICESERVE INC
filed 2011-11-14
CIK 1353505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

There were 44,585,198 shares of the Registrant’s Common Stock outstanding at September 30, 2011.

VOICESERVE, INC.

QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2011

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

Basis of Presentation

The accompanying statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal occurring adjustments) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
	2011	2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$266,262	$141,739
Accounts receivable, net of allowance
for doubtful accounts of $292 and $6,735, respectively	153,327	48,769
Prepaid expenses and other current assets	68,946	82,823

Total current assets	488,535	273,331

Property and equipment, net of accumulated depreciation
of $66,305 and $66,878 respectively	8,858	10,045
Intangible assets, net of accumulated amortization of
$852,917 and $737,917, respectively	2,010,124	2,125,124

Total assets	$2,507,517	$2,408,500

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$366,623	$348,493
Accrued expenses payable	-	11,464
Deferred software license fees and support	187,342	188,197
Loans payable to related parties	37,209	38,236

Total current liabilities	591,174	586,390
Liability for common stock purchase warrants	574,147	152,214

Total liabilities	1,165,321	738,604

Stockholders' equity:
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
44,585,198 and 38,354,429 shares, respectively	44,585	38,354
Additional paid-in capital	6,296,809	5,482,281
Deficit	(4,935,961)	(3,766,212)
Accumulated other comprehensive loss	(63,237)	(84,527)

Total stockholders' equity	1,342,196	1,669,896

Total liabilities and stockholders' equity	$2,507,517	$2,408,500

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Operating revenues:
Software license fees	$1,008,314	$953,114	2,180,968	1,957,211
Revenues from communications airtime and devices	544	81,611	546	151,474

Total operating revenues	1,008,858	1,034,725	2,181,514	2,108,685

Cost of operating revenues:
Software license fees	507,784	457,197	1,244,550	872,418
Communications air time	-	96,732	-	134,433

Total cost of operating revenues	507,784	553,929	1,244,550	1,006,851

Gross profit	501,074	480,796	936,964	1,101,834

Operating expenses:
Selling, general and administrative expenses
(including stock-based compensation of $11,166, $287,398, $578,811
and $308,462, respectively)	780,379	1,107,232	1,898,905	1,724,116

Total operating expenses	780,379	1,107,232	1,898,905	1,724,116

Loss from operations	(279,305)	(626,436)	(961,941)	(622,282)

Income/(expense) from revaluation of liability for common stock purchase warrants	243,143	33,120	(207,811)	154,974
Interest income	5	614	25	614
Interest expense	(10)	499	(20)	-

Loss before income taxes	(36,167)	(592,203)	(1,169,747)	(466,694)

Income taxes (benefit)	-	-	-	-

Net loss	$(36,167)	$(592,203)	$(1,169,747)	$(466,694)

Net loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.03)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	44,585,198	35,204,429	42,437,312	34,370,363

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

Unaudited:

Private placement of shares
and warrants,
less $41,930 costs and
less $214,122
attributable to warrants
classified as liabilities	3,830,769	3,831	238,117	-	-	241,948

Shares issued to the Company's chairman and
to the Company's chief executive officer
for services	2,400,000	2,400	429,600	-	-	432,000

Stock options expense	-	-	146,811	-	-	146,811

Foreign currency
translation
adjustment	-	-	-	-	21,290	21,290

Net loss	-	-	-	(1,169,749)	-	(1,169,749)

Balances,
September 30, 2011	44,585,198	$44,585	$6,296,809	$(4,935,961)	$(63,237)	$1,342,196

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,169,749)	$(466,694)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	578,811	308,462
Depreciation	1,269	4,621
Amortization	115,000	115,000
(Income) expense from revaluation of liability for common stock purchase warrants	207,811	(154,974)
Changes in operating assets and liabilities:
Accounts receivable, net	(104,558)	(66,046)
Prepaid expenses and other current assets	13,877	(242)
Accounts payable	18,130	30,064
Accrued expenses payable	(11,464)	1,095
Deferred software license fees	(855)	30,833

Net cash used in operating activities	(351,728)	(197,881)

Cash flows from investing activities:
Property and equipment additions	-	(45,521)

Net cash used in investing activities	-	(45,521)

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs of $41,930 and $89,499,
respectively	456,070	600,501
Increase (decrease) in loans payable to related parties	(1,027)	1,259

Net cash provided by financing activities	455,043	601,760

Effect of exchange rate changes on cash and cash equivalents	21,208	(43,325)

Increase (decrease) in cash and cash equivalents	124,523	315,033

Cash and cash equivalents, beginning of period	141,739	218,438

Cash and cash equivalents, end of period	$266,262	$533,471

Supplemental disclosures of cash flow information:

Interest paid	$22	$-

Income taxes paid	$-	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2011 and for the three and six months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the three and six months ended September 30, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2012.  The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of September 30, 2011, the Company had negative working capital of $102,639.  Further, since inception, the Company has incurred losses of $4,935,961.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock.  Also, the Company plans to pursue new customers and certain acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

      The functional currency of VoiceServe is the United States dollar.  The functional currency of Limited is the United Kingdom pound sterling (“£”).  The functional currency of VoipSwitch is the United States dollar.  The functional currency of VoipSwitch AG is the Swiss Franc (“chf”). The reporting currency of the Company is the United States dollar.  Limited’s assets and liabilities are translated into United States dollars at period-end exchange rates ($1.562312 and $1.605445 at September 30, 2011 and March 31, 2011, respectively).  Limited’s revenue and expenses are translated at weighted average exchange rates ($1. 620365 and $1.521234 for the six months ended September 30, 2011 and 2010, respectively). VoipSwitch AG’s assets and liabilities are translated into United States dollars

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

at the period end exchange rates ($ 1.010455 and 1.091716 at September 30, 2011 and March 31, 2011, respectively). VoipSwitch AG’s revenue and expenses  are translated into United States dollars at the weighted average exchange rate ($1.177466 for the six months ended September 30, 2011). Translation adjustments are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheets.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

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

Advertising costs, which include sales promotion costs, are expensed as incurred and amounted to $205,537 and $373,614 for the six months ended September 30, 2011 and 2010, respectively.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

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

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation. For the six months ended September 30, 2011 and 2010, the diluted net loss per share calculation excluded the effect of stock options outstanding and exercisable into a total of 1,903,000 and 1,403,000 shares of common stock, respectively, and warrants outstanding and exercisable into a total of 3,295,385 and 1,380,000 shares of common stock, respectively.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

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
September 30, 2011
(Unaudited)

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

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of:

	September 30,	March 31,
	2011	2011
Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	$2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	663,041	663,041

Total	2,863,041	2,863,041

Accumulated amortization	(852,917)	(737,917)

Intangible assets, net	$2,010,124	$2,125,124

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the six months ended September 30, 2011 and 2010, amortization of intangible assets expense was $115,000.  $100,000 was included in cost of software license fees and $15,000 was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of September 30, 2011 follows:

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Year ending March 31,	Amount
2012	115,000
2013	225,833
2014	210,000
2015	210,000
2016	210,000
Thereafter	376,250

Total	$1,347,083

NOTE 6 – DEFERRED SOFTWARE LICENSE FEES AND SUPPORT

The licenses of the VoipSwitch systems generally include certain postcontract customer support (“PCS”).  In accordance with Accounting Standards Codification (“ASC”) Topic 985-605-25, “Software Revenue Recognition”, the Company allocates a portion of the license fees to PCS based on the vendor-specific objective evidence of fair value (generally $1,000 for 1 year technical support) of the PCS and recognizes the PCS revenues ratably over the period of the agreed PCS.

Deferred software license fees (attributable to PCS) for the six months ended September 30, 2011 and 2010 were accounted for as follows:

	6 Months Ended September 30,
	2011	2010
Balance, beginning of period	$188,197	$245,666
Additions	101,171	197,900
Recognized as revenue	(102,026)	(167,067)

Balance, end of period	$187,342	$276,499

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	September 30, 2011	March 31, 2011
Due chairman of the board of directors	$21,976	$22,582
Due chief operational officer	15,155	15,574
Due former chief financial officer	78	80

Total	$37,209	$38,236

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
September 30, 2011
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

At September 30, 2011 and March 31, 2011, the fair values of the warrants (calculated using the Black-Scholes option pricing model with a 100% expected volatility assumption regarding the trading price of the Company’s common stock) consisted of:

	September 30, 2011		March 31, 2011
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Warrants issued May 26, 2010,
exercise price of $0.50 per share, expiration
date May 26, 2015.	1,380,000	$238,188	1,380,000	$152,214

Warrants issued June 6, 2011,
exercise price of $0.30 per share, expiration
date June 6, 2014.	1,915,385	335,959	-	-

Totals	3,295,385	$574,147	1,380,000	$152,214

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Below is a reconciliation of the change in the fair values of the warrants from May 26, 2010 to September 30, 2011.

	Common
	Shares	Fair
	Equivalent	Value
Issuance to accredited investors in
conjuction with common stock in private
placement on May 26, 2010 (see Note 9)	1,380,000	$457,608
Revaluation credited to operations	-	(121,854)
Balance, June 30, 2010	1,380,000	335,754
Revaluation credited to operations	-	(33,120)
Balance, September 30, 2010	1,380,000	302,634
Revaluation credited to operations	-	(116,196)
Balance, December 31, 2010	1,380,000	186,438
Revaluation credited to operations	-	(34,224)
Balance, March 31, 2011	1,380,000	152,214
Issuance to accredited investors in
conjuction with common stock in private
placement which closed June 6, 2011
(see Note 9)	1,915,385	214,122
Revaluation charged to operations	-	450,954
Balance, June 30, 2011	3,295,385	817,290
Revaluation credited to operations	-	(243,143)
Balance, September 30, 2011	3,295,385	$574,147

NOTE 9 – STOCKHOLDERS’ EQUITY

Common stock issuances

Effective April 2010, VoiceServe issued 41,494 shares of its common stock to a consultant for services rendered.  The $10,000 estimated fair value of the shares was included in selling, general and administrative expenses in the three months ended June 30, 2010.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
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
September 30, 2011
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
September 30, 2011
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

Stock options expense for the six months ended September 30, 2011 and 2010 was $146,811 and $150,412, respectively. As of September 30, 2011, there was $23,853 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized in the years ending March 31, 2012 and 2013 in the amounts of  $13,819 and $10,034, respectively.

NOTE 10 – INCOME TAXES

No provisions for income taxes were recorded in the six months ended September 30, 2011 and 2010 since the Company didn’t have any income subject to income tax (after taking into account available net operating loss carryforwards in the respective tax jurisdictions) in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of September 30, 2011 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at September 30, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate.

NOTE 11 – RELATED PARTY TRANSACTIONS

For the six months ended September 30, 2011 and 2010, consulting fees paid to officers, directors, and their affiliates totaled $775,617 and $322,519, respectively.  These fees were included in cost of software license fees and support ($397,456 and $0 for the six months ended September 30, 2011 and 2010, respectively) and selling, general, and administrative expenses ($378,161 and $322,519 for the six months September 30, 2011 and 2010, respectively) in the accompanying statements of operations.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
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

Potential claims for liquidated damages relating to this Registration Rights Agreement, which the Company does not believe are probable of assertion, approximate $41,400 at March 31, 2011 and September 30, 2011.

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

Potential claims for liquidated damages relating to the Registration Rights Agreement, which the Company does not believe are probable of assertion, approximate $14,940 at September 30, 2011.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2011
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
September 30, 2011
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

Rental Agreements

Limited rents office space at monthly rentals of £710 (or $1,109 translated at the September 30, 2011 exchange rate).  For the six months ended September 30, 2011 and 2010, rent expense was $6,903 and $6,480, respectively.

VoipSwitch AG rents office space at quarterly rentals of CHF 6,000 (or $6,063 translated at the September 30, 2011 exchange rate).  For the six months ended September 30, 2011 and 2010, rent expense was $14,130 and $1,946, respectively.

Product and Services Contract

On April 25, 2011, the Company signed a contract with Emirates Telecommunications Corporation (“Etisalat”) to provide certain services for Etisalat for compensation totaling $214,500.  The contract provides for our installation of hardware and software in addition to 12 months of technical support from the Ready For Service (“RFS”) date.   As of November 11, 2011, the RFS notice has not yet been issued by Etisalat.

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

Results of Operations

The following table presents the statement of operations for the three and six month periods ended September 30, 2011 and September 30, 2010. The discussion following the table is based on these results.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Operating revenues:
Software license fees	$1,008,314	$953,114	2,180,968	1,957,211
Revenues from communications airtime and devices	544	81,611	546	151,474

Total operating revenues	1,008,858	1,034,725	2,181,514	2,108,685

Cost of operating revenues:
Software license fees	507,784	457,197	1,244,550	872,418
Communications air time	-	96,732	-	134,433

Total cost of operating revenues	507,784	553,929	1,244,550	1,006,851

Gross profit	501,074	480,796	936,964	1,101,834

Operating expenses:
Selling, general and administrative expenses
(including stock-based compensation of $11,166, $287,398, $578,811
and $308,462, respectively)	780,379	1,107,232	1,898,905	1,724,116

Total operating expenses	780,379	1,107,232	1,898,905	1,724,116

Loss from operations	(279,305)	(626,436)	(961,941)	(622,282)

Income/(expense) from revaluation of liability for common stock purchase warrants	243,143	33,120	(207,811)	154,974
Interest income	5	614	25	614
Interest expense	(10)	499	(20)	-

Loss before income taxes	(36,167)	(592,203)	(1,169,747)	(466,694)

Income taxes (benefit)	-	-	-	-

Net loss	$(36,167)	$(592,203)	$(1,169,747)	$(466,694)

Net loss per share - basic and diluted	$(0.00)	$(0.02)	$(0.03)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	44,585,198	35,204,429	42,437,312	34,370,363

See notes to consolidated financial statements.

Three Months Ended September 30, 2011 compared to September 30, 2010

Total Revenues. Revenues decreased $25, 867, or  2%, from $1,034, 725 in 2010 to $1,008,858 in 2011. A $55,200 increase in software license fees (from $953,114 to $1,008,314) was offset by a $81,067 decrease in revenues from communications airtime and devices (from $81,611 to $544).

Cost of Revenues. Cost of revenues decreased $46,145, or 8%, from $553,929 in 2010 to $507,784 in 2011. Gross profit increased $20,278, or 4%, from $480,796 in 2010 to $501,074 in 2011. As a percentage of revenues, gross profit was 50% in 2011 compared to 46% in 2010.

Selling, general and administrative expenses. SG&A expenses decreased $326,853, or 30%, from $1,107,232 in 2010 to $780,379 in 2011. Excluding stock based compensation of $11,166 and $287,396 for the three months ended September 30, 2011 and 2010, respectively. SG&A expenses decreased $50,623, or 6%, from $819,836 in 2010 to $769,213 in 2011 due to lower advertising expenses.

Net Loss. Net loss decreased $556,036 from $592,203, or $0.02 per share, in 2010 to $36,167, or $0.00 per share, in 2011. Excluding stock-based compensation and income from revaluation of liability for common stock purchase warrants of $243,143 and $33,120 for the three months ended September 30, 2011 and 2010, respectively, net loss (as adjusted) decreased $69,781 from $337,925 in 2010 to $268,144 in 2011.

Six Months Ended September 30, 2011 compared to September 30, 2010

Total Revenue.  Revenues were $2,181,514 for the six month period ended September 30, 2011 and $2,108,685 for the six months ended September 30, 2010, an increase of $72,829 or 3%. The revenue increase is attributed to the release of new products and increased marketing efforts.

Cost of Revenues. Cost of revenues for the six month period ended September 30, 2011 was $1,244,550 compared to $1,006,851 for the same period in 2010, an increase of $237,699 or 24%. The cost of revenues increased due to higher configuration and support labor costs as a result of the increase in customers and prospective customers. Gross margin averaged 43% during the six months ended September 30, 2011 compared to 52% during the six months ended September 30, 2010. The decrease in gross margins is due to the fact that development costs for the Video On Demand modules and mobile dialers are included in the costs of revenues.

Selling, General and Administrative Costs.  SG&A for the six months ended September 30, 2011 was $1,898,905 compared to $1,724,116 for the same period of the prior year, an increase of $174,789 or 10%. The increase in SG&A for the six months ended September 30, 2011 increased over the prior year period due to the $270,349 increase in stock-based compensation (from $308,462 in 2010 to $578,811 in 2011). Excluding stock based compensation of $578,811, for the six months ended September 30, 2011 and $308,462 for the prior year period, SG&A in the six months ended September 30, 2011 decreased $95,560 compared to the six months ended September 30, 2010.  Also included in SG&A is amortization of intangible assets of $15,000 in the six months ended September 30, 2011 and 2010.

Net Loss. The Company generated net loss for the six month period ending September 30, 2011 of $1,169,747 compared to net loss of $466,694 for the six month period ended September 30, 2010. Excluding stock-based compensation and income (expense) from revaluation of liability for common stock purchase warrants ($207,811 expense in 2011; $154,974 income in 2010), net loss (as adjusted) increased $69,916 from $313,206 in 2010 to $383,125 in 2011.

Liquidity and Capital Resources

As of September 30, 2011 we had $266,262 in cash and cash equivalents. At September 30, 2011 the Company had liabilities of $1,165,321 comprised of accounts payable of $366,623, deferred software license fees and support of $187,342, loans payable to related parties totaling $37,209, as well as liability for common stock purchase warrants totaling $574,147. Comparatively at September 30, 2010, we had $738,604 in liabilities comprised of accounts payable of $348,493, accrued expenses payable of $11,464, deferred software license fees and support of $188,197, loans payable to related parties totaling $38,236, as well as liability for common stock purchase warrants totaling $152,214.

Net cash used in operating activities during the six months ended September 30, 2011 was $351,728 compared to $197,881 in the comparable period in 2010.  Net cash provided by financing activities during the six months ended September, 2011 was $455,043 due to the sale of shares of our common stock, as compared to $601,760 in the comparable period in 2010.

Additional capital may be required in order to grow and sustain operations over the next twelve months. In addition, unless the Company becomes profitable and begins generating sufficient cash flow, we will need to raise additional capital to continue our operations and there is no assurance we will be successful in raising the needed capital. Management believes that, if the Company’s operational cash flow is not sufficient to support its operational and/or its marketing strategy, its short-term capital needs could range between $500,000 and $1,500,000 for which it would most probably seek to raise the capital in the equity markets.

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

Based upon their evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures were not effective as they principally relate to the disclosure of compensation amounts as reported in the Company’s Management’s Discussion and Analysis section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed on July 6, 2011.It was determined that the cause for the misstatement was due to a lack of multiple levels of internal review prior to the filing that report with the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the six months ended September 30, 2011, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.1 is furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VOICESERVE, INC.

Date: November 14, 2011	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer

Date: November 14, 2011	By:	/s/ Alex Ellinson
Chief Financial Officer and Principal
Accounting Officer