Form 10-Q
period 2011-12-31
VOICESERVE INC
filed 2012-02-14
CIK 1353505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

There were [44,585,198] shares of the Registrant’s Common Stock outstanding at February 13, 2012.

VOICESERVE, INC.

QUARTERLY REPORT ON FORM 10-Q
DECEMBER 31, 2011

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	March 31,
	2011	2011
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$344,486	$141,739
Accounts receivable, net of allowance
for doubtful accounts of $25,004 and $6,735, respectively	210,424	48,769
Prepaid expenses and other current assets	81,101	82,823

Total current assets	636,011	273,331

Property and equipment, net of accumulated depreciation
of $66,490 and $66,878 respectively	7,905	10,045
Intangible assets, net of accumulated amortization of
$910,417 and $737,917, respectively	1,952,624	2,125,124

Total assets	$2,596,540	$2,408,500

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$370,471	$348,493
Accrued expenses payable	10,655	11,464
Deferred software license fees and support	189,180	188,197
Loans payable to related parties	37,484	38,236

Total current liabilities	607,790	586,390
Liability for common stock purchase warrants	406,158	152,214

Total liabilities	1,013,948	738,604

Stockholders' equity:
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
44,585,198 and 38,354,429 shares, respectively	44,585	38,354
Additional paid-in capital	6,307,378	5,482,281
Deficit	(4,756,360)	(3,766,212)
Accumulated other comprehensive loss	(13,011)	(84,527)

Total stockholders' equity	1,582,592	1,669,896

Total liabilities and stockholders' equity	$2,596,540	$2,408,500

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010
Operating revenues:
Software license fees	$1,380,418	$1,166,175	$3,561,386	$3,123,386
Revenues from communications air time	(11)	97,420	535	248,894

Total operating revenues	1,380,407	1,263,595	3,561,921	3,372,280

Cost of operating revenues:
Software license fees	710,717	573,494	1,955,267	1,445,912
Communications air time	(3,370)	109,616	(3,370)	244,049

Total cost of operating revenues	707,347	683,110	1,951,897	1,689,961

Gross profit	673,060	580,485	1,610,024	1,682,319

Operating expenses:
Selling, general and administrative expenses (including stock-based
compensation of $10,569, $11,166, $589,380, and $319,628, respectively)	652,796	739,065	2,551,701	2,463,181

Total operating expenses	652,796	739,065	2,551,701	2,463,181

Income (loss) from operations	20,264	(158,580)	(941,677)	(780,862)

Income (expense) from revaluation of liability for
common stock purchase warrants	167,989	116,196	(39,822)	271,170
Interest income	23	19	48	23
Interest expense	(31)	(42)	(51)	(652)

Income (loss) before income taxes	188,245	(42,407)	(981,502)	(510,321)

Income taxes	8,646	-	8,646	-

Net income (loss)	$179,599	$(42,407)	$(990,148)	$(510,321)

Net income (loss) per share
- basic and diluted	$0.00	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares
outstanding:
- Basic	44,585,198	37,914,212	43,153,274	35,551,646
- Diluted	45,209,775	37,914,212	43,153,274	35,551,646

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

Unaudited:

Private placement of shares
and warrants,
less $41,930 costs and
less $214,122
attributable to warrants
classified as liabilities	3,830,769	3,831	238,117	-	-	241,948

Shares issued to the Company's chairman and
to the Company's chief executive officer
for services	2,400,000	2,400	429,600	-	-	432,000

Stock options expense	-	-	157,380	-	-	157,380

Foreign currency
translation
adjustment	-	-	-	-	71,516	71,516

Net loss	-	-	-	(990,148)	-	(990,148)

Balances, December 31, 2011	44,585,198	$44,585	$6,307,378	$(4,756,360)	$(13,011)	$1,582,592

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(990,148)	$(510,321)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	589,380	319,628
Depreciation	3,100	7,512
Amortization	172,500	172,500
Provision for doubtful accounts	19,945	55,217
(Income) expense from revaluation of liability for common stock purchase warrants	39,822	(271,170)
Changes in operating assets and liabilities:
Accounts receivable, net	(181,600)	(163,158)
Prepaid expenses and other current assets	1,722	(76,449)
Accounts payable	21,978	30,510
Accrued expenses payable	(809)	1,095
Deferred software license fees	983	25,325

Net cash used in operating activities	(323,127)	(409,311)

Cash flows from investing activities:
Purchases of property and equipment		(44,585)

Net cash used in investing activities	-	(44,585)

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs of $41,930 and $89,499,
respectively	456,070	600,501
Increase (decrease) in loans payable to related parties	(752)	976

Net cash provided by financing activities	455,318	601,477

Effect of exchange rate changes on cash and cash equivalents	70,556	(28,786)

Increase in cash and cash equivalents	202,747	118,795

Cash and cash equivalents, beginning of period	141,739	218,438

Cash and cash equivalents, end of period	$344,486	$337,233

Supplemental disclosures of cash flow information:

Interest paid	$51	$652

Income taxes paid	$-	$-

Non - cash investing and financing activities:
Shares issued in satisfaction of debt and contingent debt
due 3 sellers of VoipSwitch Inc. (See Note 3):
Debts satisfied in exchange for issuance of restricted common stock:
Contingent consideration remaining due to 3 sellers before agreement to
accept restricted common stock	$-	$313,000
Contingent consideration paid added to goodwill by virtue of issuance
of restricted common stock	$-	$131,250
Notes payable to 3 sellers of VoipSwitch outstanding as debt in financial
statements prior to agreement to accept issuance of restricted common stock	-	150,000

Total	$-	$281,250
Fair value of 2,250,000 shares of restricted common stock issued in exchange
for debts satisfied	$-	$281,250

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of December 31, 2011 and for the three and nine months ended December 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2011 and the results of operations and cash flows for the three and nine months ended December 31, 2011 and 2010.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine month period ended December 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2012.  The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2011 as included in our report on Form 10-K.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of December 31, 2011, the Company had working capital of $28,221.  Further, since inception, the Company has incurred losses of $4,756,360.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock.  Also, the Company plans to pursue new customers and certain acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

(e)    Foreign Currency Translation

The functional currency of VoiceServe is the United States dollar.  The functional currency of Limited is the United Kingdom pound sterling (“£”).  The functional currency of VoipSwitch is the United States dollar.  The functional currency of VoipSwitch AG is the Swiss Franc (“chf”). The reporting currency of the Company is the United States dollar.  Limited’s assets and liabilities are translated into United States dollars at period-end exchange rates ($1.552350 and $1.605445 at December 31, 2011 and March 31, 2011, respectively).  Limited’s revenue and expenses are translated at weighted average exchange rates ($1.605026 and $1.538799 for the nine months ended December 31, 2011 and 2010, respectively). VoipSwitch AG’s assets and liabilities are translated into United States dollars

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

at the period end exchange rates ($ 1.065473 and 1.091716 at December 31, 2011 and March 31, 2011, respectively). VoipSwitch AG’s revenue and expenses  are translated into United States dollars at the weighted average exchange rate ($1.152847 for the nine months ended December 31, 2011 and $1.027095 for the three months ended December 31, 2010, which was the first period of operations for Voipswitch AG). Translation adjustments are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheets.

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
December 31, 2011
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

Revenue from licenses of software are recognized upon delivery of the software when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable.  The portion of the fee allocated to post contract customer support and services is recognized ratably over the period of the agreed support and services.

(l)	Advertising

Advertising costs, which include sales promotion costs, are expensed as incurred and amounted to $295,673 and $598,231 for the nine months ended December 31, 2011 and 2010, respectively.

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
December 31, 2011
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

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation. For the nine months ended December 31, 2011 and 2010, the diluted net loss per share calculation excluded the effect of stock options outstanding and exercisable into a total of 1,903,000 and 1,403,000 shares of common stock, respectively, and warrants outstanding and exercisable into a total of 3,295,385 and 1,380,000 shares of common stock, respectively.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
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

The estimated fair values of the identifiable net assets of VoipSwitch at January 15, 2008 (date of acquisition) consisted of :

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
December 31, 2011
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

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of:

	December 31	March 31,
	2011	2011
Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	$2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	663,041	663,041

Total	2,863,041	2,863,041

Accumulated amortization	(910,417)	(737,917)

Intangible assets, net	$1,952,624	$2,125,124

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list). Goodwill is not amortized.

For the nine months ended December 31, 2011 and 2010, amortization of intangible assets expense was $172,500. $150,000 was included in cost of software license fees and $22,500 was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of December 31, 2011 follows:

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

Year ending March 31,	Amount
2012	57,500
2013	225,833
2014	210,000
2015	210,000
2016	210,000
Thereafter	376,250

Total	$1,289,583

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

Deferred software license fees (attributable to PCS) for the nine months ended December 31, 2011 and 2010 were accounted for as follows:

	Nine Months Ended December 31,
	2011	2010
Balance, beginning of period	$188,197	$245,666
Additions	232,119	311,500
Recognized as revenue	(231,136)	(286,175)

Balance, end of period	$189,180	$270,991

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	December 31, 2011	March 31, 2011
Due chairman of the board of directors	$22,348	$22,582
Due former chief operational officer	15,059	15,574
Due former chief financial officer	77	80

Total	$37,484	$38,236

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
December 31, 2011
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

At December 30, 2011 and March 31, 2011, the fair values of the warrants (calculated using the Black-Scholes option pricing model with a 100% expected volatility assumption regarding the trading price of the Company’s common stock) consisted of:

	December 31, 2011		March 31, 2011
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Warrants issued May 26, 2010,
exercise price of $0.50 per share, expiration
date May 26, 2015.	1,380,000	$167,118	1,380,000	$152,214

Warrants issued June 6, 2011,
exercise price of $0.30 per share, expiration
date June 6, 2014.	1,915,385	239,040	-	-

Totals	3,295,385	$406,158	1,380,000	$152,214

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

Below is a reconciliation of the change in the fair values of the warrants from May 26, 2010 to December 31, 2011.

	Common
	Shares	Fair
	Equivalent	Value
Issuance to accredited investors in
conjuction with common stock in private
placement on May 26, 2010 (see Note 9)	1,380,000	$457,608
Revaluation credited to operations	-	(121,854)
Balance, June 30, 2010	1,380,000	335,754
Revaluation credited to operations	-	(33,120)
Balance, September 30, 2010	1,380,000	302,634
Revaluation credited to operations	-	(116,196)
Balance, December 31, 2010	1,380,000	186,438
Revaluation credited to operations	-	(34,224)
Balance, March 31, 2011	1,380,000	152,214
Issuance to accredited investors in
conjuction with common stock in private
placement which closed June 6, 2011
(see Note 9)	1,915,385	214,122
Revaluation charged to operations	-	450,954
Balance, June 30, 2011	3,295,385	817,290
Revaluation credited to operations	-	(243,143)
Balance, September 30, 2011	3,295,385	574,147
Revaluation credited to operations	-	(167,989)
Balance, December 31, 2011	3,295,385	$406,158

NOTE 9 – STOCKHOLDERS’ EQUITY

Common stock issuances

Effective April 2010, VoiceServe issued 41,494 shares of its common stock to a consultant for services rendered. The $10,000 estimated fair value of the shares was included in selling, general and administrative expenses in the three months ended June 30, 2010.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
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
December 31, 2011
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

Stock options

Effective May 12, 2009, VoiceServe granted non-qualified stock options to 4 service providers exercisable into a total of up to 703,000 shares of common stock at an exercise price of $0.13 per share to December 23, 2013. The options vest 2/3 on December 23, 2010 and 1/3 on December 23, 2011. The $81,618 estimated fair value of the options (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.15 share price, (ii) 5 year term, (iii) 100% expected volatility, and (iv) 3% risk free interest rate) was expensed ratably over the requisite service period from May 12, 2009 to December 23, 2011. To date, none of the options which vested December 23, 2010 have been exercised.

On January 4, 2010, VoiceServe granted non-qualified stock options to 2 service providers exercisable into a total of up to 200,000 shares of common stock at an exercise price of $0.13 per share to January 4, 2015. The options vest 2/3 on January 4, 2012 and 1/3 on January 4, 2013. The $39,520 estimated fair value of the options (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.24 share [rice. (ii) 5 year term, (iii) 100% expected volatility, and (iv) 2.65% risk free interest rate) is being expensed ratably over the three year requisite service period.

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
December 31, 2011
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

Stock options expense for the nine months ended December 31, 2011 and 2010 was $157,380 and $161,578, respectively. As of December 31, 2011, there was $13,284 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized in the years ending March 31, 2012 and 2013 in the amounts of $3,250 and $10,034, respectively.

NOTE 10 – INCOME TAXES

The provision for income taxes consisted of:

	Nine Months Ended
	December 31,
	2011	2010

Current:
Switzerland	$8,646	$-
United States	-	-
United Kingdom	-	-
Total Current	8,646	-

Deferred	-	-
Totals	$8,646	-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards of VoiceServe and Limited as of December 31, 2011 will be realized. Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at December 31, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

NOTE 11 – RELATED PARTY TRANSACTIONS

For the nine months ended December 31, 2011 and 2010, consulting fees paid to officers, directors, and their affiliates totaled $1,259,039 and $1,193,722, respectively. These fees were included in cost of software license fees and support ($697,231 and $605,779 for the nine months ended December 31, 2011 and 2010, respectively) and selling, general, and administrative expenses ($561,808 and $587,943 for the nine months December 31, 2011 and 2010, respectively) in the accompanying statements of operations.

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

Potential claims for liquidated damages relating to this Registration Rights Agreement, which the Company does not believe are probable of assertion, approximate $41,400 at March 31, 2011 and December 31, 2011.

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

 VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

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

Potential claims for liquidated damages relating to this Registration Rights Agreement, which the Company does not believe are probable of assertion, approximate $29,880 at December 31, 2011.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

Finally, the Company is obligated to pay the exercise price for the stock options to be granted as described in the preceding paragraph and the Company is required to issue 250,000 shares of common stock to the terminated executive with demand registration rights.

On September 30, 2010, VoiceServe, Inc. executed an employment agreement with Alfred Stefansky, its concurrently appointed Chief Financial Officer. The agreement has a term of five (5) years and provides for (i) a monthly base salary of $8,000, (ii) an annual bonus of up to 100% of the base salary as determined in the sole discretion of the Board of Directors, and (iii) a one-time issuance of 300,000 restricted shares of Company common stock (which was issued as discussed in Note 9). Additionally, the agreement provides that the Company shall provide standard health insurance coverage for the executive and each individual family member and the Executive shall be eligible to participate in any employee benefit plans of the Company. Either party may terminate the agreement without cause upon 60 days prior written notice. In the event of death or disability, the Company is obligated to pay three months base salary plus accrued benefits.

Also on September 30, 2010, VoiceServe, Inc. executed director agreements with Michael Taylor and Andrew Millet, concurrently appointed members of the Board of Directors. Both agreements had terms of one year, subject to a one year renewal term upon reelection by a majority of the Company stockholders). Both agreements provide for (i) a monthly retainer of $1,000 and (ii) a one-time issuance of 300,000 restricted shares of Company common stock (which was issued as discussed in Note 9. Additionally, the agreements provide that the Company shall provide reimbursements for all reasonable out-of- pocket expenses incurred.

Rental Agreements

Limited rents office space at monthly rentals of £710 (or $1,102 translated at the December 31, 2011 exchange rate). For the nine months ended December 31, 2011 and 2010, rent expense was $10,256 and $9,833, respectively.

VoipSwitch AG rents office space at quarterly rentals of CHF 6,000 (or $6,393 translated at the December 31, 2011 exchange rate). For the nine months ended December 31, 2011 and 2010, rent expense was $20,751 and $8,217, respectively.

Product and Services Contract

On April 25, 2011, the Company signed a contract with Emirates Telecommunications Corporation (“Etisalat”) to provide certain services for Etisalat for compensation totaling $214,500. The contract provides for our installation of hardware and software in addition to 12 months of technical support from the Ready For Service (“RFS”) date. As of February 14, 2012, the RFS notice has not yet been issued by Etisalat.

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

Results of Operations

For the third quarter of fiscal years 2011 and 2010 ended December 31, 2011 and December 31, 2010, respectively.

The following table presents the statement of operations for the nine month periods ended December 31, 2011 and December 31, 2010. The discussion following the table is based on these results.

	Three Months		Nine Months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010
Operating revenues:
Software license fees	$1,380,418	$1,166,175	$3,561,386	$3,123,386
Revenues from communications air time	(11)	97,420	535	248,894

Total operating revenues	1,380,407	1,263,595	3,561,921	3,372,280

Cost of operating revenues:
Software license fees	710,717	573,494	1,955,267	1,445,912
Communications air time	(3,370)	109,616	(3,370)	244,049

Total cost of operating revenues	707,347	683,110	1,951,897	1,689,961

Gross profit	673,060	580,485	1,610,024	1,682,319

Operating expenses:
Selling, general and administrative expenses (including stock-based
compensation of $10,569, $11,166, $589,380, and $319,628, respectively)	652,796	739,065	2,551,701	2,463,181

Total operating expenses	652,796	739,065	2,551,701	2,463,181

Income (loss) from operations	20,264	(158,580)	(941,677)	(780,862)

Income (expense) from revaluation of liability for
common stock purchase warrants	167,989	116,196	(39,822)	271,170
Interest income	23	19	48	23
Interest expense	(31)	(42)	(51)	(652)

Income (loss) before income taxes	188,245	(42,407)	(981,502)	(510,321)

Income taxes	8,646	-	8,646	-

Net income (loss)	$179,599	$(42,407)	$(990,148)	$(510,321)

Net income (loss) per share
- basic and diluted	$0.00	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares
outstanding:
- Basic	44,585,198	37,914,212	43,153,274	35,551,646
- Diluted	45,209,775	37,914,212	43,153,274	35,551,646

Total Revenue. Revenues were $3,561,921 for the nine month period ended December 31, 2011 and $3,372,280 for the nine month period ended December 31, 2010, an increase of $189,641 or 6%. The revenue increase is attributed to the exposure of the company’s products through exhibitions.

Cost of Revenues. Cost of revenues for the nine month period ended December 31, 2011 was $1,951,897 compared to $1,689,961 for the same period in 2010, an increase of $261,936 or 15%. The cost of revenues increased due to higher configuration and support labor costs as a result of the increase in customers and prospective customers. Gross margin averaged 49% during the third quarter of fiscal year 2012 (ended December 31, 2011) compared to 46% during the third quarter of fiscal year 2011. The increase in gross margins is due to the absence of revenues and costs from communications air time in 2011 which had negative gross margin in 2010. Also included in cost of revenues is amortization of intangible assets of 150,000 for both the nine months ended Decenber 31, 2011 and 2010.

Sales, General and Administrative Costs. SG&A for the nine month period December 31, 2011 was $2,551,701 compared to $2,463,181 for the same period of the prior year, an increase of $88,520 or 4%. The increase in SG&A for the nine months ended December 31, 2011 compared to the prior year period was primarily due to a $269,752 increase in stock-based compensation and an increase in office expenses resulting from the opening of our Swiss office in the three months ended December 31, 2010, offset by lower advertising and sales promotion expenses in 2011. Also included in SG&A is amortization of intangible assets of $22,500 for both the nine months ended December 31, 2011 and 2010.

Net Income (Loss). The Company generated net loss for the nine month period ended December 31, 2011 of $990,148 compared to net loss of $510,321 for the nine month period ended December 31, 2010. The increase in net loss is due primarily to the $269,752 increase in stock-based compensation and the $310,992 negative change in income (expense) from revaluation of liability for common stock purchase warrants ($271,170 income in 2010; $39,822 expense in 2011).

Liquidity and Capital Resources

As of December 31, 2011 we had $344,486 in cash and cash equivalents. At December 31, 2011 the Company had liabilities of $1,013,948 comprised of accounts payable of $370,471, accrued expenses payable of $10,655 deferred software license fees and support of $189,180, loans payable to related parties totaling $37,484, as well as liability for common stock purchase warrants totaling $406,158. Comparatively at March 31, 2011, we had $738,604 in liabilities comprised of accounts payable of $348,493, accrued expenses payable of $11,464, deferred software license fees and support of $188,197, loans payable to related partiess totaling $38,236, as well as liability for common stock purchase warrants totaling $152,214.

Net cash used in operating activities during the nine months ended December 31, 2011 was $323,127 compared to $409,311 in the comparable period in 2010. Net cash provided by financing activities during the nine months ended December 31, 2011 was $455,318 due to the sale of shares of our common stock, as compared to $601,477 in the comparable period in 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the nine months ended December 31, 2011, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VOICESERVE, INC.

Date: February 14, 2012	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer

Date: February 14, 2012	By:	/s/ Alex Ellinson
Chief Financial Officer and Principal
Accounting Officer