Form 10-K
period 2012-03-31
VOICESERVE INC
filed 2012-07-16
CIK 1353505

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.: 000-51882

VOICESERVE, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0597288
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

Grosvenor House, 1 High Street
Middlesex HA8 7TA
England
(Address of principal executive offices)(Zip Code)

(44) 208-136-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $0.001
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

Large accelerated filer  ☐      Accelerated filer  ☐       Non-accelerated filer  ☐ (Do not check if a smaller reporting company)     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2011: $4,023,126.

Number of the issuer’s common stock outstanding as of July 9, 2012: 47,585,198

Documents incorporated by reference: None

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

VoiceServe, Inc. is a holding company whose mission, through its subsidiaries, is to enable voice over internet protocol (“VoIP”) business and entrepreneurs to offer a full array of VoIP services globally. Since the Company was founded, we have worked to achieve this mission by creating technology that addresses the principle communication needs through the economical use of VoIP. We develop and market software, services and solutions that we believe empowers our customers to communicate more efficiently and economically through the Internet throughout the world. Our wholly-owned subsidiary VoIPSwitch, Inc.’s (“VoIPSwitch”) software enables communications providers, businesses, enterprises, hotels and cruise liners VoIP and TDM communication. Time-division multiplexing (TDM) is a method of putting multiple data streams in a single signal by separating the signal into many segments, each having a very short duration. Each individual data stream is reassembled at the receiving end based on the timing. Our customers purchase a license from us. The VoIPSwitch license is a central medium in a telecommunications network that connects telephone calls from one phone line to another entirely by means of software running on a computerized system. This work was formerly carried out by hardware with physical switchboards to route the calls. VoIPSwitch has created an environment whereby the VoIPSwitch license purchaser can control all of its clients’ activity via the Internet. VoIPSwitch controls connections at the junction point between circuit and packet networks. The end user can make calls from a computer, mobile phone, land line or SIP device. Session Initiation Protocol (SIP) is an IETF-defined signaling protocol widely used for controlling communication sessions such as voice and video calls over Internet Protocol (IP). The protocol can be used for creating, modifying and terminating two-party (unicast) or multiparty (multicast) sessions. Sessions may consist of one or several media streams. End users can manage their account online via their specific user names and passwords, with all the basic features available with landline communication systems plus many more convenient parameters. These include for example, call forwarding voice mail SMS and most basic PBX standard features. A private branch exchange (PBX) is a telephone exchange that serves a particular business or office, as opposed to one that a common carrier or telephone company operates for many businesses. We do not have any patents. Capital devoted to research and development is used towards expanding the possibility of communication and its features.

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

Company History

The Company was incorporated as 4306, Inc. on December 9, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.   On February 20, 2007, the Company entered into a share exchange agreement with Voiceserve Limited, a United Kingdom corporation (“Voiceserve Limited”) whose principal place of business at the time of purchase was located at Cavendish House, 369 Burnt Oak Broadway, Edgware, Middlesex HA8 5AW and the shareholders of Voiceserve Limited. Pursuant to the purchase agreement, we acquired all of the outstanding capital stock of Voiceserve Limited in exchange for the issuance of 20,000,000 shares of our common stock to the Voiceserve Limited shareholders.  In addition, the shareholders of Voiceserve Limited, agreed to cancel their 100,000 shares of the outstanding common stock of the Company.  As a result of the foregoing, Voiceserve Limited became our wholly-owned subsidiary through which we now operate our business in the global telecommunications industry.  We changed our name to “VoiceServe, Inc.” to reflect our new business plan.

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

Overview

Our wholly owned subsidiary, VoIPSwitch develops and implements various types of Class 5 softswitch software that facilitate the deployment of VoIP services globally. To-date, the company has successfully implemented over approximately 16,000 VoipSwitch licenses around the world.

VoipSwitch is a complete IP telephony licensed softswitch offering a variety of services including wholesale VoIP termination, device to phone technology, PC to phone/web to phone features, calling cards, SMS/ANI/PIN/DID/WEB callback, DIDs’ mapping, call shops and application creating a SIP environment for most mobile phone handsets in a WiFi, 3G or Edge environment. Automatic number identification (ANI) is a feature of telephony intelligent network services that permits subscribers to display or capture the billing telephone number of a calling party. PIN is a code each client has for making a phone number. DID refers to the client’s virtual phone number. Unlike competitive systems composed of many different parts, the VoipSwitch platform is fully integrated in one application which makes it exceptionally easy to manage. All elements that are necessary for successful VoIP implementation are already built in.  All the features are integrated in one multiple server based application.

Our Products

We have categorized our products into three divisions:

•	VoipSwitch (www.voipswitch.com);
•	Video On Demand; and
•	Call-to-PBX (www.calltopbx.com)

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

PBX hosted platform module includes:
•	A multi-tenant hosted PBX platform;
•	Voice, video, SMS, IM support;
•	Video conference from web;
•	Enhanced company structure and user accounts management;
•	Ring/Hunt groups; and
•	IVR scenarios.

IP IVR (Phone to Phone calling cards module) includes:
•	Customizable IVR scenarios (XML), ready to use templates, Caller ID recognition, and
•	One or two stage calling procedures, support for DIDs as access numbers.

Callback includes:
•	Authentication by caller ID or PIN, various methods of realizing Callback;
•	Support for DIDs as Callback service numbers, SMS and Web triggered Callback; and
•	Embedded IVR system.

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

•
By PIN – the system calls back to the caller ID that has come with the call. After the call is connected the IVR prompts for a PIN; after successful authorization the two stage dialing scenario is processed.

•
By Caller ID (ANI) – the system tries to authorize the Caller ID received with the triggering call. If authorization is successful (the caller ID is associated with a user account in the system), the system makes a call to the caller ID or to a default phone number assigned to the user account (defined by the user e.g. from the web).

•
By DID – Each user has a unique DID (virtual phone number) associated with his/her account. After dialing this DID the system initiates a call to a predefined phone number associated with the account (not the caller ID). This service is mainly for users requesting callback that use phone services with blocked caller ID.

SMS Callback.
•
Users trigger the callback by sending an SMS to a provider’s service number via a mobile phone connected to a PC (not necessarily server) with a special application (which is part of the module).Thereafter the call communicates with the mobile and forwards the requests to the VoipSwitch. An alternative method is renting the SMS number from an SMS provider which will forward incoming text messages to a specified VoipSwitch URL. Authorization method: by Caller ID of the phone from which SMS has been sent or by user/password (or PIN) sent in SMS.

Web Callback.
•	Sometimes called Connect Two, this feature creates a conference between two parties initiated from the web interface level or from a special desktop application, Callback Dialer.

Softphones – Vippie and SIPLink includes:
•	Based on SIP protocol, proprietary VoIP tunnel technology – Making/Receiving calls even behind VoIP blockades;
•	Full integration with the web interface, quick access to Voicemail;
•	Sending SMS, Instant Messaging – Chat, presence, file transfer;
•	Address book shared with the Web Portal interface; and
•	G729, G722, G711 and other codecs.

Resellers system (VSR) includes:
•	Multilevel structure, Web-based comprehensive interface;
•	Support for multi-currency; and
•	Customizable web interface for end-users, integration with the E-Shop.

Callshop includes:
•	Real-time monitoring and billing, booths visualization; and
•	Standalone and web based versions invoicing

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

Main characteristics include:
•	Pre-paid and post-paid accounts;
•	Support for monthly plans with free or promotional minutes to certain destinations;
•	Recurring payments: Monthly, daily or others e.g. monthly payment for DID number, subscription plan, Voicemail to text;
•	transcription, E911 etc;
•	Managing user accounts, blocking, setting limits;
•	Automatic accounts (PIN) generator;
•	Creating and managing rates sheets, attributing rates sheets to individual accounts;
•	Advanced rating system, defining special rating properties per destination/globally per sheet;

•	Payments reports;
•	Alerting procedures on low account balance, alerts sent to customers via email;
•	Billing for terminators (cost control);
•	Profit reports;
•	Invoicing – Automatic invoices generation, invoices available to customers through the web interface or sent by email (PDF format);
•	Detailed calls history reports, available for customers from the web interface (Excel or TXT format), also can be sent along with invoice in PDF format;
•	Import/Export accounts from/to Excel or TXT file;
•	Import/Export rates sheets from/to Excel or TXT file; and
•	All accounts and billing information stored in SQL database.

Provisioning

Provisioning includes graphical interfaces for managing the whole system within the main package. An administrator or user with restricted rights can perform various tasks, from creating new accounts to debugging traffic.

VoipSwitch Real-time monitor includes:
•	Real-time monitoring, live call information, statistics at a glance (number of connections, connected calls, registered users, ASR/ACD/ PDD and others);
•	Registered users details, gatekeepers/Sip registrars status, system logs; and
•	Debug functionality for selected connections.

Main functionality includes:
•
Managing user accounts – divided by type, that limits users to particular services (callback, calling cards, wholesale, broadband calling clients, callshops), also support for one account for all services;

•	Managing rates sheets;
•	Dialing plan;
•	Managing resellers accounts;
•	Protocol settings;
•	Alerts, system services, recurring payments, special tasks, watchdog;
•	Advanced reporting, detailed information on the traffic, CDRs, export to various formats, filters (per route, destination, client, date/time, duration, cost etc.);
•	Statistics – ASR, ACD, PDD and other parameters;
•	Balance reports;
•	Payments management;
•	Invoicing; and
•	PIN generator.

Softphones

Softphones are applications that allow users to make phone calls from computers using computer speakers and microphone.  VoIPSwitch has developed unrivalled softphones for all kinds of smartphones.

VoIPSwitch’s softphone for mobile solution works both with the VoIPSwitch platform and third party SIP servers. It supports high rate compression codecs, SMS, anti-blockage solution and more.

VoIPSwitch softphone comes in two versions:

Retail version: One license connected to one handset (by IMEI); and
Wholesale version: for VoIP providers with unlimited licence for end-users.

Vippie is a softphone dialer that is downloaded onto mobile “smart phones.” VoipSwitch Vippie softphones are multifunctional VoIP applications for PCs and all mobile platforms. The software is an ideal solution for established telecom providers planning to extend their offering, as well as for those who just enter the VoIP business. The softphones can be seamlessly integrated with any Class 5 or IMS platform including VoipSwitch. With the assistance of VoipSwitch engineers the implementation of mobile and PC softphones becomes extremely easy and time-efficient. VoipSwitch softphones are equipped with excellent video and voice quality, a multitude of functions, clear design and ease of use for end-customers. The applications are constantly developed, enriched with the latest features, which makes them the competitive products in the VoIP market. Our softphones solution is white-labeled, ready to be branded with provider’s logo and design. We currently offer softphone solutions for the following devices:

•	Vippie softphone for Symbian;
•	Vippie softphone for iPhone/iPod/iPad;
•	Vippie softphone for BlackBerry;
•	Vippie softphone for Windows Mobile; and
•	Vippie softphone for Android.

Purchasing the license for any softphone means one can distribute it to an unlimited number of users registered with the same SIP server. The IP/Domain for the SIP server is hard coded in the application. Each application is linked to one handset. Vippie softphone is for regular users to make VoIP calls from their mobiles and also for IP PBX users to communicate with each other (by extensions). Calls can be forwarded to mobiles when one is out of the office, and one can listen to voicemails. Vippie softphones offer multiple features. Vippie softphone works with the VoIPSwitch platform allowing users to send SMSs for free to other Vippie users on the same network and very cheap SMSs to any other destination.

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

Main characteristics of the Resellers module include:
•	Multi-level structure;
•	Web-based management interface;
•	Active calls monitoring;
•	Advanced reporting;
•	Multi-currency;
•	Multi-lingual;
•	Own, branded Web Portals for resellers;
•	Own E-Shop account; and
•	Branded softphone (Vippie)

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

The Callshop module consists of two parts:
•	A Server side Callshop software integrated into VoipSwitch’s main application; and
•	Web flash interface; calls status as shown in real time

VoipSwitch Pricing

The price of the VoipSwitch system consists of the main package price and separate prices for the additional modules. There are two price options of the basic version of the system: the limited license at the price of $3,500, and the unlimited license at the price of $5,000.

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

Both licensed versions have the capacity to implement the following:

•	PC to Phone services(g723.1softphoneincluded);
•	Device to phone services;
•	DID mapping;
•	Wholesale termination;
•	Customers billing;
•	Web interface for end users; and
•	Web interface for administrator.

Beyond the main package, there are additional modules that extend VoipSwitch’s features. The costs of these additional modules are listed below:

Callback module - SMS, ANI, PIN, DID, WEB	$2,000
IP IVR (Calling cards) module	$2,000
Resellers module	$2,000
Call Shop module	$2,000
Online Shop module	$2,000
Softphone custom made design	$1,500
Vippie Soft Phone	$2,000
IP PBX	$5,000
VoipSwitch Mobile Softphone (Windows)	$15,900
VoipSwitch Mobile Softphone (Symbian)	$15,900
Mobile Softphone Custom (logo)	$150
VoipSwitch Mobile Softphone (Blackberry)	$16,900
VoipSwitch Mobile Softphone (iPhone)	$16,900
VoipSwitch Mobile Softphone (Android)	$16,900
VoipSwitch Mobile Blackberry Call Back	$750
Vippie Softphone with IM & SMS	$1,500

Video On Demand (“VOD”)

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

Set Top Boxes

The Android based Set-top-boxes running our custom Media Center are superior end-user devices for the customers willing to watch VOD/IPTV on a TV screen at home. Intuitive Media Center makes it easy to browse movies catalogue, order videos or buy IPTV access and watch the on-demand content using just a few clicks on the remote controller.

XBMC application with VOD plugin

XBMC Media Center is a popular application for watching videos and playing music, both from offline and online sources. Its interface is designed for TV screens with emphasis on easy navigation using remote controls. The application can run on a wide selection of net top devices such as DLink Dbox, Zotac and others. It also works on Windows 7, XP and VISTA.

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

VOD Portal

The Video Portal is a flash-based web application responsible for browsing the movie catalogue, ordering movies and watching the content. The streaming technology is real time messaging protocol (“RTMP”) which is a secure (encrypted) version of flash live streaming. The player supports trick play functionality. The portal can be seamlessly embedded into an existing website.

In addition VoIPSwitch offers web-based components for signing up (creating new accounts directly from the web) and also for recharging existing accounts. The system can be connected to multiple electronic payment systems. At the moment more than 30 payment providers are supported, such as Paypal, authorize.net, cybersource and many more.

Video On Demand Pricing

Video Calls Manager
•	Price: $22,000 for primary license
•	Additional licenses are $15,000 each
•	Softswitch with integrated billing system - responsible for clients authentication, rating and billing
•	Web Admin Portal for managing the content
•	Offline transcoding module: an application responsible for converting uploaded content to required streaming formats.

Streaming Server
•	Price: $15,000 for primary license
•	Additional licenses are $10,000 each
•	Live and VOD streaming
•	Support for http live streaming, RTMP, RTMPe, RSTP, Silverlight
•	Trick play for VOD
•	Capacity 500 HD concurrent streams per server

PC Web Portal
•	Price: $10,000
•	Web portal for browsing content, ordering and instant watching
•	Customizable user interface (css)
•	Sign up component allowing for electronic payments
•	Flash or Silverlight custom players

Mobile Web Portal
•	Price: $10,000
•	Web portal designed for mobile browsers
•	Customizable user interface (css)
•	Support for iPhone/iPad http live streaming,
•	Support for RTSP interleaving (blackberry handsets)

Mobile AIR application for Android and Blackberry Play book
•	Price: $15,000
•	Unlimited number of users
•	Custom application for the devices supporting Adobe Air for mobiles. Works on devices with Android 2.1 and above and on Blackberry Playbook.

Roku Player Channel
•	Price: $8,000
•	Custom channel for Roku devices which can be used as a private or public channel available on Roku store (requires the Roku company approval).

Plugin for the Boxee
•	Box Price: $6,000
•	A plugin which can be downloaded from private repository or submitted to the Boxee main repository.

Call-to-PBX

Call-to-PBX, offers voice, video and mobile IP communications solutions for small-to-medium size businesses and residential customers. A private branch exchange (PBX) is a telephone exchange that serves a particular business or office. These solutions, based on internally developed technologies, leverage existing broadband Internet connections and cellular networks, deliver a high quality phone service at a fraction of the cost of alternative solutions. The Call-to-PBX solution eliminates the need for costly, on-premises phone systems by delivering all telephony services over managed or unmanaged Internet connections. This economical, easy-to-use alternative to traditional PBX systems or Centrex class services allows high-speed Internet users anywhere in the world to be part of a virtual PBX that includes automated attendants, conference bridges, extension-to-extension dialing and ring groups, in addition to a rich variety of other features normally found on dedicated PBX equipment. Virtual Office extensions do not require a dedicated communications infrastructure. The service is received through an existing Internet connection, thus eliminating the need for additional phone lines or digital subscriber lines for extensions, in contrast to traditional Centrex or PBX products.

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

Manufacturing

All the Company’s development and manufacturing is done on a consultancy basis in Poland. Once a principle idea for software is developed engineers are commissioned on a consultancy basis to implement these principles into the current Voipswitch infrastructure. The Company has many divisions within the software parameters. There are mobile dialers, which need constant updating due to new phone apparatus circulating on the market, and customers’ demands for added features. In addition the Company is working on releasing its Video on Demand portal, software which will enable end users to watch videos from smartphones and tablets.

Sales and Marketing

Our marketing objective is to grow Voipswitch users and revenue by cost-effectively acquiring and retaining customers. We employ an integrated multi-channel approach to marketing, whereby we evaluate and focus our efforts on efficient marketing vehicles to accomplish our goals. To do this, we make use of both broad-reaching and highly-targeted media channels in the general, direct mail, online, alternative media, telemarketing, partner marketing, and international exhibition programs. We make use of marketing research to gain consumer insights into brand, product, and service performance, and utilize those learning’s to improve our messaging and media plans. Market research is also leveraged in the areas of testing, retention marketing, and product marketing to ensure we bring compelling products and services to market for our customers.

Customers

The company exhibits at many shows globally, including in the United States, Europe, Asia and the Middle East. These shows attract local customers from these regions. Advertising through forums and on the web internationally is another source for gaining customer interest. Our sales to customers are wide spread globally and cover most continents.

Competition

We face continued competition from alternative communication providers. Our success is dependent upon our ability to attract customers away from more expensive softswitch manufactures. We believe that the principal competitive factors affecting our ability to attract and retain customers are price, call quality, customer service, and enhanced services and features.

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

Employees

Currently, we have no full-time or part-time employees. All those who perform services for the Company do so as consultants and independent contractors. We have retained 75 consultants that are spread globally in five countries, including Poland, the United Kingdom, Switzerland, Belgium and Israel.

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our registered offices are located at Grosvenor House 1 High Street, Middlesex HA8 7TA.  We house our equipment at the above address. There is a lease agreement between us and the landlord with a rent of approximately £710 (or $1,136 translated at the March 31, 2012 exchange rate) per month. We believe that this space is sufficient and adequate to operate our current business.

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

Item 4.	Mine Safety Disclosure.

Not Applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

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

	High	Low
January 1, 2011 to March 31, 2012	$0.50	0.24
October 1, 2011 to December 31, 2011	$0.31	0.19
July 1, 2011 to September 30, 2011	$0.50	0.14
April 1, 2011 to June 30, 2011	$0.38	0.24
January 1, 2011 to March 31, 2011	$0.25	0.12
October 1, 2010 to December 31, 2010	$0.33	0.18
July 1, 2010 to September 30, 2010	$0.35	0.20
April 1, 2010 to June 30, 2010	$0.48	0.15

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

Holders

As of July 9, 2012 we had approximately 50 record holders of our common stock, holding 47,585,198 shares of common stock. Because shares of our common stock are held by depositaries, brokers and other nominees, the number of beneficial holders of our shares is substantially larger than the number of stockholders of record.

Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote. Holders of common stock do not have cumulative voting rights. Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Certificate of Incorporation.

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

Securities Authorized for Issuance Under Equity Compensation Plans

At March 31, 2012, Voiceserve, Inc. 2009 Equity Incentive Plan was in effect. There were no other equity compensation plans in effect.  The following information concerning this plan is as of March 31, 2012:

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

Overview

We were founded December 9, 2005 as 4306, Inc.  On February 20, 2007, pursuant to a share exchange agreement (the “Share Exchange”), Voiceserve Limited became our wholly owned subsidiary. Following the Share Exchange, we adopted Voiceserve Limited’s business plan and began conducting business as a global Internet communications company.   We are now a global Internet communications company that makes it possible for anyone with an Internet connection to make low cost, high quality voice calls over the Internet. Immediately following the Share Exchange, we changed our name to VoiceServe, Inc., to better reflect our new business plan.

Voiceserve Limited was founded in March 2002 by Michael Bibelman, Alexander Ellinson and Mike Ottie. The founders each have over 15 years of experience in the telecommunications industry.

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of VoIP software products and services for many different types of devices, including a wide range of cellular telephones. Our founders began their careers in 1991 with Econophone Inc. (“Econophone”) a marketer of international “call-back” and “calling cards”. The founders worked as independent resellers of calling cards creating markets in Europe and third world countries transmitting the calls via universal 0800 numbers. While working at Econophone, the founders discovered a huge potential in the market for pre-paid calling cards and were one of the first groups in the industry to market such a product in Europe. Our founders introduced, among the many famous European distributors to market such a product, the Audax Group (“Audax”), based in Holland with an annual turnover in excess of $850 million. Our founders were also instrumental in aiding Econophone LLC in its transformation from a privately held company to one listed on the New York Stock Exchange, known thereafter as Viatel. Once Viatel was listed on the New York Stock Exchange, our founders independently set up their own ISDN and VoIP platforms with the intention of developing and marketing a comprehensive VoIP solution.

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

VoipSwitch

VoipSwitch is a complete IP telephony system offering a variety of services including device to phone technology, PC to phone/web to phone features, calling cards, SMS/ANI/PIN/DID/WEB callback, DIDs’ mapping, call shops and more. Unlike competitive VoIP systems composed of many different parts, the VoipSwitch platform is fully integrated into one application, which makes it easy to manage.  All elements that are necessary for VoIP implementation are already built in. All the features are integrated in one multiple server based application.  To date, we have installed over 16,000 VoipSwitch systems around the world.

The “VoipSwitch Brand” has gained recognition and popularity especially in countries where land-line telecommunication infrastructure are less developed.    Since increasing our participation in telecom conferences and exhibitions over the last year, awareness of our comprehensive VoIP software offering has significantly increased.

To further the breadth of VoipSwitch’s system, we added VoIP dialers for cellular phones.  Over the last twelve months, we have enhanced its dialers for Blackberry and Apple’s iPhone, in addition to its existing dialers for Symbian (Nokia, Motorola, Samsung, Sony, etc.), Android and Windows® cellular phones. We have also introduced video conferencing for Apple, iPads and iPods, enabling the end-users to conduct economical VoIP video conference calls, worldwide via the internet.

The Company cultivates long-term growth of its businesses through technological innovation, engineering excellence, advanced functionality and security, and a commitment to delivering high-quality products and services. Our goal is to deliver products that provide the best platform with the lowest total cost of ownership.

We will continue to invest in research and development in existing and new lines of business, including Video On Demand. We will also invest in research and development of advanced technologies for future products. We believe that delivering innovative and high-value solutions through our integrated platform is the key to meeting customer needs and to our future growth.

We believe that we have laid a foundation for long-term growth by delivering innovative products, creating opportunities for wholesale and retail partners, and offering a comprehensive VoIP software platform with a low cost of ownership for service providers as well as end users. Our focus in fiscal year 2013 is to build on this foundation, and expand our marketing efforts into North, Central and South America and Asia.

Key market opportunities:

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

Plan of Operation

During the next twelve months, we expect to take the following steps in connection with the development of our business and the implementation of our plan of operations:

•	Maintain a strong presence at key telecommunications exhibitions across the world.
•
Further develop our Video On Demand capabilities with additional full-time programmers hired during the quarter. We expect to introduce a Video On Demand solution for Hoteliers during our second or third quarter of the current fiscal year. We believe providing VOD to our customers will have a material impact on our ability to penetrate market opportunities.

•
Market our VoIP software capabilities to the transportation industry (commercial and leisure), hotel industry, small-to-medium size business and larger commercial enterprises, as well as wholesalers and resellers.

•	Amass a large subscription base for our Vippie retail service via Internet advertising and direct marketing.
•	Expand our distribution partnership network throughout Asia.

Private Placements

On May 6, 2011, we entered into definitive agreements with investors to sell in a private placement an aggregate of 2,623,077 shares of our common stock and warrants to purchase 1,311,539 shares of our common stock at a purchase price of $0.13 per unit, resulting in gross proceeds to us of $341,000, before deducting placement agent fees and other offering expenses. The warrants are exercisable at an exercise price of $0.30 per share and expire three years from the closing date.

On June 6, 2011, we entered into definitive agreements with investors to sell in a private placement an aggregate of 1,207,692 shares of our common stock and warrants to purchase 603,846 shares of our common stock at a purchase price of $0.13 per unit, resulting in gross proceeds to us of $157,000, before deducting placement agent fees and other offering expenses. The warrants are exercisable at an exercise price of $0.30 per share and expire three years from the initial closing date.

Results of Operations

Year Ended March 31, 2012 Compared to the Year Ended March 31, 2011

The following table presents the statement of operations for the year ended March 31, 2012 as compared to the year ended March 31, 2011. The discussion following the table is based on these results.

	Year Ended March 31,
	2012	2011

Operating revenues:
Software license fees	$4,553,595	$4,140,211
Revenues from communications air time	527	255,117
Total operating revenues	4,554,122	4,395,328

Cost of operating revenues:
Software license fees	2,636,587	2,076,685
Communications air time	(4,390)	228,778
Total cost of operating revenues	2,632,197	2,305,463

Gross profit (loss)	1,921,925	2,089,865

Operating expenses:
Selling, general and administrative expenses, including
stock-based compensation of $592,664 and
$330,552, respectively	3,103,182	3,166,134

Total operating expenses	3,103,182	3,166,134

Loss from operations	(1,181,257)	(1,076,269)
Income (loss) from revaluation of liability for common stock purchase warrants	(700,472)	305,394
Interest income	82	29
Interest expense	(899)	(1,211)

Loss before income taxes	(1,882,546)	(772,057)

Income taxes (benefit)	4,669	---

Net Loss	$(1,887,215)	(772,057)

Net Loss per share - basic and diluted	$(0.04)	(0.02)

Weighted average number of shares
outstanding - basic and diluted	43,592,574	36,352,342

Total Revenues

Revenues were $4,554,122 for the year ended March 31, 2012 and $4,395,328 for the year ended March 31, 2011.  The increase in sales is primarily attributed to increased marketing at industry shows and conferences, the addition of softswitch modules and increased sales to existing clients. The company has been exhibiting globally at prominent and significant IT and VoIP exhibitions. Presence at shows increases awareness to the company’s broad spectrum of its software products and modules.  Furthermore, we have added three additional types of mobile dialers: Windows, Android and the Apple dialers. This allows connectivity to the VoipSwitch softphone not only from a PC, but even from a mobile phone while in WiFi, 3G or Edge environment.  The Company’s client base is spread globally.  For the year ended March 31, 2012, the revenues were generated 26% from Europe, 29% from North America, 26% from Asia, and 19% from other regions.  It should be noted that Deferred Revenue decreased to $181,503 at March 31, 2012 as compared with $188,197 at March 31, 2011.  In most cases, Deferred Revenue will be recognized over the subsequent twelve month period.

Cost of Revenues

Cost of revenues for fiscal year 2011 was $2,632,197 compared to $2,305,463 for fiscal year 2011. The increase in cost of revenues in 2012 reflects higher configuration and support labor costs as a result of the increase in customers and prospective customers. Also included in cost of revenues is amortization of intangible assets of $200,000 in both fiscal years 2012 and 2011. Gross margin averaged 42% in fiscal year 2012 compared to 48% for fiscal 2011.

Operating Expenses

Selling, General and Administrative Costs

SG&A for fiscal 2012 was $3,103,182 a decrease of $62,952 over the prior year level of $3,166,134. The decrease results primarily from the $451,288 decrease in advertising and sales promotion expenses (from $805,598 in 2011 to $354,310 in 2012), offset partially by the $262,112 increase in stock-based compensation (from $330,552 in 2011 for $592,664 in 2012). Also included in SG&A is amortization of intangible assets of $30,000 in both fiscal years 2012 and 2011.

Net Income (Loss)

The Company incurred a net loss for the year ended March 31, 2012 of $1,887,215 compared to a net loss of $772,057 for the year ended March 31, 2011. The $1,115,158 increase in net loss was primarily due to the $1,005,866 change in income (loss) from revaluation of liability for common stock purchase warrants from income of $305,394 in fiscal 2011 to a loss of $700,472 in fiscal 2012 (which was due to a higher stock price of our common stock at March 31, 2012).  Excluding income (loss) from revaluation of liability for common stock purchase warrants, the net loss for the years ended March 31, 2012 and 2011 was $1,186,743 and $1,077,451, respectively.

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

Cost of Revenues

Cost of revenues for fiscal year 2011 was $2,305,463 compared to $1,163,093- for fiscal year 2010. The increase in cost of revenues in 2011 reflects higher configuration and support labor costs as a result of the increase in customers and prospective customers. Also included in costs of revenues is amortization of intangible assets of $200,000 in both fiscal years 2011 and 2010. Gross margin averaged 48% in fiscal year 2011 compared to 65% for fiscal 2010.

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

Liquidity and Capital Resources

As of March 31, 2012 we had $315,774 in cash and cash equivalents.  On May 26, 2010, we closed on the sale to certain accredited investors of a total of 2,760,000 shares of common stock at a price of $0.25 per share and 1,380,000 warrants to purchase 1,380,000 shares of common stock, for $690,000 gross proceeds. Each warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share and is exercisable for a period of five years.

Additionally, on May 6, 2011 and June 6, 2011 we raised a total of $498,000 through the sale of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock.  Each warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share and is exercisable for a period of three years.  In connection with the sale, the Company and the investors executed a securities purchase agreement and a registration rights agreement. The Company has not yet filed a registration statement covering the resale of the shares of common stock issued in the offering and the shares of common stock underlying the warrants. The Company is liable to pay monthly (until cured) partial liquidated damages to the investors equal to 1% of the purchase price paid by the investors, subject to a maximum of 10% of the purchase price paid by the investors.

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

Our significant accounting policies are summarized in Note 2 of our audited financial statements for the year ended March 31, 2012. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

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

I have audited the accompanying consolidated balance sheets of VoiceServe, Inc. and subsidiaries (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Voiceserve, Inc. and subsidiaries as of March 31, 2012 and 2011 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

                                                                          /s/ Michael T. Studer CPA P.C.
                                                                               Michael T. Studer CPA P.C.

Freeport, New York
July 13, 2012

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	March 31,
	2012	2011

Assets

Current assets:
Cash and cash equivalents	$315,774	$141,739
Accounts receivable, net of allowance
for doubtful accounts of $89,662 and $6,735, respectively	106,691	48,769
Prepaid expenses and other current assets	27,714	82,823

Total current assets	450,179	273,331

Property and equipment, net of accumulated depreciation
of $68,573 and $66,878 respectively	7,927	10,045
Intangible assets, net of accumulated amortization of
$967,917 and $737,917, respectively	1,895,124	2,125,124

Total assets	$2,353,230	$2,408,500

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$420,125	$348,493
Accrued expenses payable	10,410	11,464
Deferred software license fees and support	181,503	188,197
Loans payable to related parties	38,308	38,236

Total current liabilities	650,346	586,390
Liability for common stock purchase warrants	1,066,808	152,214

Total liabilities	1,717,154	738,604

Stockholders' equity:
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
44,585,198 and 38,354,429 shares, respectively	44,585	38,354
Additional paid-in capital	6,310,662	5,482,281
Deficit	(5,653,427)	(3,766,212)
Accumulated other comprehensive loss	(65,744)	(84,527)

Total stockholders' equity	636,076	1,669,896

Total liabilities and stockholders' equity	$2,353,230	$2,408,500

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended March 31,
	2012	2011
Operating revenues:
Software license fees and support	$4,553,595	$4,140,211
Revenues from communications airtime and devices	527	255,117

Total operating revenues	4,554,122	4,395,328

Cost of operating revenues:
Software license fees and support	2,636,587	2,076,685
Cost of communications airtime and devices	(4,390)	228,778

Total cost of operating revenues	2,632,197	2,305,463

Gross profit	1,921,925	2,089,865

Operating expenses:
Selling, general and administrative expenses, including
stock-based compensation of $592,664 and
$330,552, respectively	3,103,182	3,166,134

Total operating expenses	3,103,182	3,166,134

Loss from operations	(1,181,257)	(1,076,269)

Income/(loss) from revaluation of liability for common stock purchase warrants	(700,472)	305,394
Interest income	82	29
Interest expense	(899)	(1,211)

Loss before income taxes	(1,882,546)	(772,057)

Income taxes	4,669	-

Net loss	$(1,887,215)	$(772,057)

Net loss per share - basic and diluted	$(0.04)	$(0.02)

Weighted average number of shares
outstanding - basic and diluted	43,592,574	36,352,342

Comprehensive Loss:
Net loss	$(1,887,215)	$(772,057)
Foreign currency translation adjustment	18,783	(72,415)
Comprehensive loss	$(1,868,432)	$(844,472)

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

Private placement of shares
and warrants,
less $41,930 costs and
less $214,122
attributable to warrants
classified as liabilities	3,830,769	3,831	238,117	-	-	241,948

Shares issued to the Company's chairman and
to the Company's chief executive officer
for services	2,400,000	2,400	429,600	-	-	432,000

Stock options expense	-	-	160,664	-	-	160,664

Foreign currency
translation
adjustment	-	-	-	-	18,783	18,783

Net loss	-	-	-	(1,887,215)	-	(1,887,215)

Balances, March 31, 2012	44,585,198	$44,585	$6,310,662	$(5,653,427)	$(65,744)	$636,076

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,887,215)	$(772,057)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	3,706	3,064
Amortization	230,000	230,000
Stock-based compensation	592,664	330,552
Provision for doubtful accounts	83,305	60,922
Loss (income) from revaluation of liability for common stock purchase warrants	700,472	(305,394)
Changes in operating assets and liabilities:
Accounts receivable, net	(141,227)	(83,503)
Prepaid expenses and other current assets	55,109	(65,922)
Accounts payable	71,632	92,035
Accrued expenses payable	(1,054)	(46,241)
Deferred software license fees	(6,694)	(57,469)

Net cash used in operating activities	(299,302)	(614,013)

Cash flows from investing activities:
Property and equipment additions	-	(5,034)

Net cash provided by (used in) investing activities	-	(5,034)

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs of $41,930 and $89,499, respectively	456,070	600,501
Increase in loans payable to related parties	72	4,024

Net cash provided by financing activities	456,142	604,525

Effect of exchange rate changes on cash and cash equivalents	17,195	(62,177)

Increase (decrease) in cash and cash equivalents	174,035	(76,699)

Cash and cash equivalents, beginning of period	141,739	218,438

Cash and cash equivalents, end of period	$315,774	$141,739

Supplemental disclosures of cash flow information:

Interest paid	$899	$1,840

Income taxes paid	$4,669	$-

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
March 31, 2012

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
March 31, 2012

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of March 31, 2012, the Company had negative working capital of $200,167.  Further, since inception, the Company has incurred losses of $5,653,427.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by raising capital through sales of shares of its common stock.  Also, the Company plans to pursue new customers and certain acquisition prospects to attain profitable operations.  However, there is no assurance that the Company will be successful in accomplishing these objectives.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company is unable to continue as a going concern.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012

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

The functional currency of VoiceServe is the United States dollar.  The functional currency of Limited is the United Kingdom pound sterling (“£”).  The functional currency of VoipSwitch is the United States dollar.  The functional currency of VoipSwitch AG is the Swiss Franc (“chf”). The reporting currency of the Company is the United States dollar.  Limited’s assets and liabilities are translated into United States dollars at period-end exchange rates ($1.586475 and $1.605445 at March 31, 2012 and March 31, 2011, respectively).  Limited’s revenue and expenses are translated at weighted average exchange rates ($1.600388 and $1.553765 for the years ended March 31, 2012 and 2011, respectively). VoipSwitch AG’s assets and liabilities are translated into United States dollars at the period end exchange rates ($ 1.091597 and 1.091716 at March 31, 2012 and March 31, 2011, respectively). VoipSwitch AG’s revenue and expenses are translated into United States dollars at the weighted average exchange rate ($1.137534 and $1.051127 for the years ended March 31, 2012 and 2011, respectively. Translation adjustments are included in accumulated other comprehensive income (loss) in the stockholders’ equity section of the balance sheets.

Foreign currency exchange transaction losses (which are included in selling general and administrative expenses ) were $108,348 and $68,456 for the years ended March 31, 2012 and 2011, respectively.
(f)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with a maturity of three months or less to be cash equivalents.

(g)	Accounts Receivalbe

The Company extends unsecured credit to certain customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on historical experience and the aging of the related accounts receivable. The Company writes off accounts receivable once over one year old and not deemed probable of collection.

(h)	Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation.  Depreciation is calculated using an accelerated declining balance method over the estimated useful lives of the respective assets.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012

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

(m)	Advertising

Advertising costs, which include sales promotion costs, are expensed as incurred and amounted to $354,310 and $805,598 for the years ended March 31, 2012 and 2011, respectively.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012

(p)	Net Income (Loss) per Share

Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation. For the years ended March 31, 2012 and 2011, the diluted net loss per share calculation excluded the effect of stock options outstanding and exercisable into a total of 1,903,000 and 1,403,000 shares of common stock, respectively, and warrants outstanding and exercisable into a total of 3,295,385 and 1,380,000 shares of common stock, respectively.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012

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

NOTE 4 – INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of:

	March 31,	March 31,
	2012	2011
Acquisition of VoipSwitch:
Developed software (for licensing to customers)	$2,000,000	$2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	663,041	663,041

Total	2,863,041	2,863,041

Accumulated amortization	(967,917)	(737,917)

Intangible assets, net	$1,895,124	$2,125,124

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012

For the years ended ended March 31, 2012 and 2011, amortization of intangible assets expense was $230,000.  $200,000 was included in cost of software license fees and $30,000 was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of March 31, 2012 follows:

Year ending March 31,	Amount
2013	225,833
2014	210,000
2015	210,000
2016	210,000
2017	210,000
Thereafter	166,250

Total	$1,232,083

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

Deferred software license fees (attributable to PCS) for the years ended March 31, 2012 and 2011 were accounted for as follows:

	Year Ended December 31,
	2012	2011
Balance, beginning of period	$188,197	$245,666
Additions	329,168	364,800
Recognized as revenue	(335,862)	(422,269)

Balance, end of period	$181,503	$188,197

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	March 31, 2011	March 31, 2011
Due chairman of the board of directors	$22,840	$22,582
Due former chief operational officer	15,389	15,574
Due former chief financial officer	79	80

Total	$38,308	$38,236

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

NOTE 7 – LIABILITY FOR COMMON STOCK PURCHASE WARRANTS

As part of the private placement which closed on May 26, 2010 (see Note 8), the Company issued a total of 1,380,000 warrants to certain accredited investors.  Each warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share (the “Exercise Price”) to May 26, 2015.

As part of the private placement which closed on June 6, 2011 (see Note 8), the Company issued a total of 1,915,385 warrants to certain accredited investors. Each warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share (the “Exercise Price”) to June 6, 2014.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012

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

At March 31, 2012 and March 31, 2011, the fair values of the warrants (calculated using the Black-Scholes option pricing model with the following assumptions at March 31, 2012: stock price of $0.37 per share, risk-free interest rates ranging from 0.37% to 0.55%, terms ranging from 2.21 years to 3.15 years, and expected volatility of 191% and at March 31, 2011: stock price of $0.20 per share, risk-free interest rate of 1.84%, term of 4.15 years, and expected volatility of 100%) consisted of:

	March 31, 2012		March 31, 2011
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Warrants issued May 26, 2010,
exercise price of $0.50 per share, expiration
date May 26, 2015.	1,380,000	$457,332	1,380,000	$152,214

Warrants issued June 6, 2011,
exercise price of $0.30 per share, expiration
date June 6, 2014.	1,915,385	609,476	-	-

Totals	3,295,385	$1,066,808	1,380,000	$152,214

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012

Below is a reconciliation of the change in the fair values of the warrants from May 26, 2010 to March 31, 2012.

	Common
	Shares	Fair
	Equivalent	Value
Issuance to accredited investors in
conjuction with common stock in private
placement on May 26, 2010 (see Note 9)	1,380,000	$457,608
Revaluation credited to operations	-	(121,854)
Balance, June 30, 2010	1,380,000	335,754
Revaluation credited to operations	-	(33,120)
Balance, September 30, 2010	1,380,000	302,634
Revaluation credited to operations	-	(116,196)
Balance, December 31, 2010	1,380,000	186,438
Revaluation credited to operations	-	(34,224)
Balance, March 31, 2011	1,380,000	152,214
Issuance to accredited investors in
conjuction with common stock in private
placement which closed June 6, 2011
(see Note 8)	1,915,385	214,122
Revaluation charged to operations	-	450,954
Balance, June 30, 2011	3,295,385	817,290
Revaluation credited to operations	-	(243,143)
Balance, September 30, 2011	3,295,385	574,147
Revaluation credited to operations	-	(167,989)
Balance, December 31, 2011	3,295,385	406,158
Revaluation charged to operations	-	660,650
Balance, Match 31, 2012	3,295,385	$1,066,808

NOTE 8 – STOCKHOLDERS’ EQUITY

Common stock issuances

Effective April 2010, VoiceServe issued 41,494 shares of its common stock to a consultant for services rendered.  The $10,000 estimated fair value of the shares was included in selling, general and administrative expenses in the three months ended June 30, 2010.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012

On May 26, 2010, VoiceServe closed on the sale to certain accredited investors of a total of 2,760,000 shares of common stock at a price of $0.25 per share and 1,380,000 warrants to purchase 1,380,000 shares of common stock, for $690,000 gross proceeds ($600,501 net proceeds after deducting costs of the private placement). Each warrant (see Note 7) entitles the holder to purchase one share of common stock at a price of $0.50 per share (the "Exercise Price") to May 26, 2015.

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
March 31, 2012

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

Stock options

Effective May 12, 2009, VoiceServe granted non-qualified stock options to 4 service providers exercisable into a total of up to 703,000 shares of common stock at an exercise price of $0.13 per share to December 23, 2013. The options vested 2/3 on December 23, 2010 and 1/3 on December 23, 2011. The $81,618 estimated fair value of the options (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.15 share price, (ii) 5 year term, (iii) 100% expected volatility, and (iv) 3% risk free interest rate) was expensed ratably over the requisite service period from May 12, 2009 to December 23, 2011. To date, none of the options which vested December 23, 2010 have been exercised.

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
March 31, 2012

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

Stock options expense for years ended March 31, 2012, and 2011 was $160,664 and $172,502, respectively. As of March 31, 2012, there was $10,034 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized in the year ending March 31, 2013.

A summary of stock options activity for the years ended March 31, 2012 and 2011 follows:

	Vested	Nonvested	Total
Outstanding at March 31, 2010	-	903,000	903,000
Granted	-	500,000	500,000
Vested	468,667	(468,667)	-
Outstanding at March 31, 2011	468,667	934,333	1,403,000
Granted	-	500,000	500,000
Vested	367,666	(367,666)	-
Outstanding at March 31, 2012	836,333	1,066,667	1,903,000

At March 31, 2012, stock options consisted of:

Date of Grant	Number of Stock Options	Exercise Price	Expiration Date
May 12, 2009	703,000	$0.13	December 23, 2013
January 4, 2010	200,000	0.13	January 4, 2015
July 26, 2010	500,000	0.25	July 26, 2015
June 4, 2011	500,000	0.2385	June 4, 2016
Total	1,903,000

NOTE 9 – INCOME TAXES

The provision for income taxes consisted of:

	Year Ended
	March 31,
	2012	2011

Current:
Switzerland	$4,669	$-
United States	-	-
United Kingdom	-	-
Total Current	4,669	-

Deferred	-	-
Totals	$4,669	-

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards of VoiceServe and Limited as of March 31, 2012 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at March 31, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate.

Voiceserve Inc. has not filed its United States corporate income tax returns commencing year 2007. Such failure may result in the Company’s inability to utilize certain net operating loss carry forwards.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012

NOTE 10 – SEGMENT INFORMATION

The Company operates in one business segment: telephone communications.

Operating revenues by customer geographic area follow:

	Year Ended March 31,
	2012	2011

Europe	$1,202,746	$885,988
North America	1,331,772	1,460,209
Asia	1,175,400	1,741,034
Other	844,204	308,097

Total	$4,554,122	$4,395,328

NOTE 11 – RELATED PARTY TRANSACTIONS

For the years ended March 31, 2012 and 2011, consulting fees paid or accrued to officers, directors, and their affiliates totaled $1,656,686 and $1,629,058, respectively.  These fees were included in cost of software license fees and support ($908,878 and $864,181 for years ended March 31, 2012 and 2011, respectively) and selling, general, and administrative expenses ($747,808 and $764,877 for the years ended March 31, 2012 and 2011, respectively) in the accompanying statements of operations.

Included in accounts payable at March 31, 2012 are amounts due these related parties totaling $95,285.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Registration Rights Agreements

In connection with the private placement which closed May 26, 2010 (see Note 8), the Company and the investors executed a Securities Purchase Agreement and a Registration Rights Agreement. Among other things, the Registration Rights Agreement provides that the Company will prepare and file with the SEC a Registration Statement covering the resale of the Registrable Securities and use its commercially reasonable efforts to cause it to be declared effective. If the Registration Statement is not filed by July 30, 2010 or if the Registration Statement filed is not declared effective by the SEC within certain time periods (by December 27, 2010 in the event of a "full review" by the SEC) and the Company has not exercised its reasonable best efforts to secure the Registration Statement's effectiveness with the SEC, the Registration Agreement provides that the Company will pay monthly (until cured) partial liquidated damages to the investors equal to 1% of the purchase price paid by the investors, subject to a maximum of 10% of the purchase price paid by the investors. The Registration Statement was declared effective by the SEC on April 25, 2011.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012

Potential claims for liquidated damages relating to this Registration Rights Agreement, which the Company does not believe are probable of assertion, approximate $41,400 at March 31, 2012 and 2011.

In connection with the private placement which closed May 6, 2011 and June 6, 2011 (see Note 8), the Company and the investors executed a Securities Purchase Agreement and a Registration Rights Agreement. Among other things, the Registration Rights Agreement provides that the Company will prepare and file with the SEC a Registration Statement covering the resale of the Registrable Securities and use its commercially reasonable efforts to cause it to be declared effective.

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

Potential claims for liquidated damages relating to this Registration Rights Agreement, which the Company does not believe are probable of assertion, approximate $44,820 at March 31, 2012.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012

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

On September 30, 2010, VoiceServe, Inc. executed an employment agreement with Alfred Stefansky, its concurrently appointed Chief Financial Officer. The agreement has a term of five (5) years and provides for (i) a monthly base salary of $8,000, (ii) an annual bonus of up to 100% of the base salary as determined in the sole discretion of the Board of Directors, and (iii) a one-time issuance of 300,000 restricted shares of Company common stock (which was issued as discussed in Note 8). Additionally, the agreement provides that the Company shall provide standard health insurance coverage for the executive and each individual family member and the Executive shall be eligible to participate in any employee benefit plans of the Company. Either party may terminate the agreement without cause upon 60 days prior written notice. In the event of death or disability, the Company is obligated to pay three months base salary plus accrued benefits.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2012

Also on September 30, 2010, VoiceServe, Inc. executed director agreements with Michael Taylor and Andrew Millet, concurrently appointed members of the Board of Directors. Both agreements had terms of one year, subject to a one year renewal term upon reelection by a majority of the Company stockholders). Both agreements provide for (i) a monthly retainer of $1,000 and (ii) a one-time issuance of 300,000 restricted shares of Company common stock (which was issued as discussed in Note 8. Additionally, the agreements provide that the Company shall provide reimbursements for all reasonable out-of- pocket expenses incurred.

Rental Agreements

Limited rents office space in England at monthly rentals of £710 (or $1,126 translated at the March 31, 2012 exchange rate).  For the years ended March 31, 2012 and 2011, rent expense was $13,635 and $13,238 respectively.

VoipSwitch AG rents office space in Switzerland at quarterly rentals of CHF 6,000 (or $6,550 translated at the March 31, 2012 exchange rate and rents office space in Poland (commencing November 2011) at monthly rentals of PLN 12,985 (or $4,172 translated at the March 31, 2012 exchange rate).  For the years ended March 31, 2012 and 2011, rent expense was $58,204 and $14,716, respectively.

Cash Deposits in Excess of Insured Limits

At March 31, 2012 Voipswitch AG had cash in one bank which exceeded the Switzerland national insurance limit by approximately $159,000.

NOTE 13 – SUBSEQUENT EVENTS

Issuance of Common Stock for Services

On April 20, 2012, the Company’s Board of Directors authorized the issuance of a total of 2,400,000 shares (1,200,000 shares each) of common stock to the Company’s Chief Executive Officer and the Company’s President and Chairman of the Board of Directors for prior services rendered. The $252,000 estimated fair value of the shares, based on the nearest day closing trading price of $0.21 per share and a 50% restricted stock discount, will be included in selling, general and administrative expenses in the three months ended June 30, 2012.

Also on April 20, 2012, the Company’s Board of Directors renewed the director agreements with Michael Taylor and Andrew Millet (see Note 12) and approved the issuance of a total of 600,000 restricted shares of Company common stock (300,000 shares each). The $63,000 estimated fair value of the shares, based on the nearest day closing trading price of $0.21 per share and a 50% restricted stock discount, will be included in selling, general and administrative expenses in the three months ended June 30, 2012.

Grant of Stock Options Pursuant to Employment Agreements.

On June 4, 2012, pursuant to employment agreements with its (1) President and Chairman and (2) Chief Executive Officer (See Note 12), the Company became obligated to issue a total of 500,000 common stock options exercisable at a 25% discount from the common stock closing price on that date. The $76,000 estimated fair value of the options at June 4, 2012 (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.162 share price, (ii) $0.1215 exercise price, (iii) term of 5 years, (iv) 161% expected volatility, and (v) 0.68% risk free interest rate) will be included in selling, general and administrative expenses in the three months ended June 30, 2012.

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

Management assessed our internal control over financial reporting as of March 31, 2012, which was the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process, documentation, accounting policies, and our overall control environment.

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

We have continued to monitor the results of our remediation efforts and related testing as part of our year-end 2012 assessment of the effectiveness of our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of the fiscal year ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their respective ages as of March 31, 2012 are as follows:

Name	Age	Position	Date Appointed
Michael Bibelman	43	Chief Executive Officer and Director	October 1, 2006
Alexander Ellinson	47	Chairman of the Board of Directors and President	October 1, 2006
Mike Ottie	44	Chief Operational Officer and Director	October 1, 2006
Krzysztof Oglaza	37	Chief Technical Officer and Director	January 21, 2008
Alfred Stefansky	49	Chief Financial Officer and Principal Accounting Officer	September 30, 2010
Michael Taylor	47	Director	September 30, 2010
Andrew Millet	45	Director	September 30, 2010

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

MR. MICHAEL BIBELMAN, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Bibelman is the co-founder of Voiceserve Limited and has been involved in telecommunications since 1994. Having completed his studies in the summer of 1994, Mr. Bibelman acquired his marketing telecommunication skills after becoming an independent reseller for Calling Card companies. Mr. Bibelman achieved contracts with major Belgium and United Kingdom calling card distributors. In 1996 he joined Ambro International bringing with his amassed calling card experience and introduced the United Kingdom and Scotland telecommunications market with the famous “Big Talk” calling card. In March 2002, Mr. Bibelman co-founded Voiceserve Limited with the goal of developing VoIP technology and offering a complete solution to end users.

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

Mr. Bibleman’s qualifications to serve on our board of directors include his eighteen years of experience in the telecommunications filed and experience as co-founder of the Company.

MR. ALEXANDER ELLINSON, CHAIRMAN OF THE BOARD OF DIRECTORS AND PRESIDENT. Mr. Ellison is the co- founder of Voiceserve Limited and has been involved in telecommunications since 1994. Having completed his studies in the summer of 1989, Mr. Ellinson became the senior Manager at Le Galerie Versailles Antique Auctioneers in Belgium. Mr. Ellinson’s corporate telecommunication experience was gained after he became an Independent Marketing agent for a European Telecom provider. He achieved major contracts with blue chip companies in both Holland and Germany. In 1996 Mr. Ellinson relocated from Europe to the United Kingdom where he became involved with the corporate infrastructure of Ambro International. In March 2002 Mr. Ellinson co-founded Voiceserve Limited with the goal of developing VoIP technology and offering a complete solution to end users.

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

Mr. Ellinson’s qualifications to serve on our board of directors include his eighteen years of experience in the telecommunications filed and experience as co-founder of the Company.

MR. MIKE OTTIE, CHIEF OPERATIONAL OFFICER AND DIRECTOR. Mr. Ottie is a co-founding director of Voiceserve Limited and has been involved in the telecommunications since August 1997. Having completed an accounting degree in July 1992, Mr. Ottie proceeded to acquire knowledge in computer and electronic systems. In August 1997 Mr. Ottie was appointed senior computer and switching engineer for Econophone UK. During September 2000 he became Chief Switching and Billing Manager for Ambro International, a United Kingdom telecom company which offered reduced rates to business and residential users. In March 2002 Mr. Ottie became the co-founder of Voiceserve Limited, with the goal of developing VoIP technology and offering a complete solution to end users.

Mr. Ottie’s qualifications to serve on our board of directors include his fifteen years of experience in the telecommunications filed and experience as co-founder of the Company.

MR. KRZYSZTOF OGLAZA, CHIEF TECHNICAL OFFICER AND DIRECTOR. Mr. Oglaza is a co-founding director of VoipSwitch Inc. Having completed his Engineering degree in Information Technology at the Politeck School of Opole in Poland, Mr Oglaza continued to secure a Masters in Technology in the college of Wroclaw Poland in 2000. During his studies for his masters he became a partner in Intermic S.C. a local Internet provider. Mr. Krysztof was a partner in Intermic S.C., a local Internet provider, which was acquired by Netia Holding, Poland’s largest private telcom company in 2002. In 2002, Mr. Oglaza became a co-founder of VoipSwitch, Inc., which was acquired by Voiceserve, Inc. in 2008.

Mr. Oglaza’s qualifications to serve on our board of directors include his technological background.

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

Mr. Millet’s telecommunications expertise, as well as his financial background supported the decision to appoint Mr. Millet as a director of Voiceserve, Inc. on September 30, 2010.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. There are no agreements with respect to the election of Directors. Our officers are appointed by our board of directors and hold office until removed by the board.  However, we have entered into employment agreements with our President and Chairman, Alexander Ellinson, our Chief Executive Officer, Michael Bibelman, and our Chief Financial Officer, Alfred Stefansky, each for a term of five years.  Please refer to “Executive Compensation—Employment Agreements” for a discussion of the material terms of the employment agreements between the Company and the named executive officers identified in the Summary Compensation Table below.

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

Audit Committee

We formed an Audit Committee on September 30, 2010. Andrew Millet and Michael Taylor are the members of the Audit Committee. The Audit Committee assists the Board of Directors in overseeing (i) our accounting and financial reporting processes and principles, (ii) our disclosure controls and procedures and internal control over financial reporting designed to promote compliance with generally accepted accounting principles and applicable laws and regulations, (iii) the preparation, presentation and integrity of our financial statements, and (iv) the administration of an audit our annual financial statements by our independent auditor in accordance with generally accepted accounting standards.  Our Board has also determined that Mr. Millet qualifies as an “audit committee financial expert.”

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

Compliance with Section 16(a) of the Exchange Act

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have not complied on a timely basis with all Section 16(a) filing requirements. While no Forms 3, 4, and 5’s were required to be filed in the last fiscal year, such filings are not currently up to date. The following table lists which of our officers, directors and greater than 10 percent beneficial owners are delinquent in their filings:

Alexander Ellinson
Michael Bibelman
Mike Ottie
Krzystof Oglaza
Alfred Stefansky

We expect within 30 days of the filing of this Report, that all filings will be updated.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics was included as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and is incorporated by reference herein.

Item 11.	Executive Compensation.

The following sets forth information with respect to the compensation awarded or paid to our principal executive officer and the two most highly compensated executive officers during the fiscal years ended March 31, 2012 (collectively, the “named executive officers”) for all services rendered in all capacities to us and our subsidiaries in fiscal 2012 and 2011. On September 30, 2010, Aaron Sandler resigned as our Chief Financial Officer.

Summary Compensation Table

Name And Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards (2)	All Other Compensation ($) (3)	Total ($)
Michael Bibelman,	2012	0	216,000	62,300	325,060	603,360
Chief Executive Officer	2011	0	0	64,100	314,977	379,097

Alexander Ellinson,	2012	63,986	216,000	62,300	153,839	496,125
Chairman of the Board & President	2011	31,534	0	64,100	263,076	358,710

Mike Ottie	2012	0	0	0	69,133	69,133
Chief Operations Officer	2011	0	0	0	116,916	116,916

Krzysztof Oglaza	2012	0	0	0	454,439	454,439
Chief Technical Officer	2011	0	125,000	0	864,181	989,181

Alfred Stefansky	2012	0	0	0	98,955	98,955
Chief Financial Officer and Principal Accounting Officer	2011	0	0	0	84,865	84,865

Aaron Sandler	2012	0	0	0	0	0
Chief Financial Officer	2011	0	0	0	0	0

(1)
The amounts reported in this column reflect the aggregate grant date fair value of restricted stock share or unit awards computed in accordance with FASB Topic ASC 718 for restricted stock granted to each named executive officer. The calculation of these amounts disregards any estimate of forfeitures related to time-based vesting conditions. The amounts do not reflect compensation actually received by the named executive officers.

(2)
The amounts reported in this column reflect the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718 for stock options granted to each named executive officer. The calculation of these amounts disregards the estimated forfeitures related to time-based vesting conditions. The amounts do not reflect compensation actually received by the named executive officers.  The amounts reported in this column for Messrs. Bibelman and Ellinson reflect the grant date fair market value of option awards to purchase 250,000 shares of our common stock granted on June 4, 2010 and June 4, 2011.

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

Outstanding Equity Awards At Fiscal Year-End

The following table provides information concerning unexercised options held by our named executive officers as of the fiscal year ended March 31, 2012. There were no stock awards that had not vested as of March 31, 2012 nor were there any unearned or unvested equity incentive plan awards for any named executive officer as of March 31, 2012:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price Per Share ($)	Option Expiration Date
Michael Bibelman	250,000	0	250,000	0.25	6/4/2015
Michael Bibelman	250,000	0	250,000	0.2385	6/4/2016
Alexander Ellinson	250,000	0	250,000	0.25	6/4/2015
Alexander Ellinson	250,000	0	250,000	0.2385	6/4/2016
Krzysztof Oglaza	0	0	0	N/A	N/A

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

On September 30, 2010 we entered into an employment agreement with our CFO, Alfred Stefansky. The agreement has a term of five (5) years and provides for: (i) the annual compensation paid in a monthly base salary of $8,000 payable in biweekly installments; and (ii) an annual bonus of up to 100% of the base salary as determined in the sole discretion of the Board of Directors.

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

Director Compensation

Except as disclosed below, no member of our board of directors received any compensation for his service as a director during the fiscal year ended March 31, 2012.

Name of Director	Fees earned or paid in cash ($)	Stock Awards ($) (1)	Total ($)
Andrew Millet	12,000	48,000	60,000

Michael Taylor	12,000	48,000	60,000

(1)
The amounts reported in this column reflect the aggregate grant date fair value of restricted stock share or unit awards computed in accordance with FASB Topic ASC 718 for restricted stock granted in fiscal 2012 to each director. The calculation of these amounts disregards any estimate of forfeitures related to time-based vesting conditions. The amounts do not reflect compensation actually received by the directors.

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

The following table sets forth certain information as of July 9, 2012 with respect to the holdings of: (1) each person known to us to be the beneficial owner of more than 5% of our common stock; (2) each of our directors and named executive officers; and (3) all directors and executive officers as a group. To the best of our knowledge, each of the persons named in the table below as beneficially owning the shares set forth therein has sole voting power and sole investment power with respect to such shares, unless otherwise indicated.  Unless otherwise specified, the address of each of the persons set forth below is in care of the Company.

Name of Beneficial Owner and Address	Amount and Nature of Beneficial Ownership of Common Stock		Percent of Common Stock (1)
5% Shareholders
Aron Sandler	5,000,000		10.50%
Lukasz Nowak	3,000,000		6.30%
Michal Kozlowski	3,000,000		6.30%
Directors and Executive Officers
Alexander Ellinson	7,593,750	(2)	15.71%
Michael Bibelman	7,560,315	(3)	15.63%
Mike Ottie	4,500,000		9.45%
Krzysztof Oglaza	3,000,000		6.30%
Andrew Millet	750,000		1.58%
Alfred Stefansky	610,714		1.28%
Michael Taylor	600,000		1.26%
All directors and officers as a group (7 people)	24,614,779		50.14%
 * Less than 1%

(1)
Based on 47,585,198 shares of common stock outstanding as of July 9, 2012.  For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of July 9, 2012 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 750,000 shares of common stock underlying options held by Mr. Ellinson that are presently exercisable and 1,068,750 shares of the Company’s common stock held by Mr. Ellinson’s spouse.
(3)	Includes 750,000 shares of common stock underlying options held by Mr. Bibelman that are presently exercisable and 1,111,815 shares of the Company’s common stock held by Mr. Bibelman’s spouse.

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

For the years ended March 31, 2012 and 2011, consulting fees paid to officers, directors, and their affiliates totaled $1,656,686 and $1,629,058, respectively.  These fees were included in cost of software license fees and support ($908, 878 and $864,181 for years ended March 31, 2012 and 2011, respectively) and selling, general, and administrative expenses ($747,808 and $764,877 for the years ended March 31, 2012 and 2011, respectively) in the accompanying statements of operations.

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

Audit Fees

For our fiscal years ended March 31, 2012 and March 31, 2011, we were billed approximately $55,000 and $55,000, respectively, for professional services rendered for the audit and reviews of our financial statements.

Audit Related Fees

For our fiscal years ended March 31, 2012 and 2011 we did not incur any audit related fees.

Tax Fees

For our fiscal years ended March 31, 2012 and 2011, we did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended March 31, 2012 and 2011.

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
3.1
Certificate of Incorporation [incorporated by reference to Exhibit 3.1 to the Company’s Amendment No. 2 to Annual Report on Form 10-K for the period ending March 31, 2010 filed with the SEC on March 1, 2011]

3.2	Bylaws [incorporated by reference to Exhibit 3.2 to the Company’s Amendment No. 2 to Annual Report on Form 10K for the period ending March 31, 2010 filed with the SEC on March 1, 2011]
4.1
Form of Warrant for Private Offering of the Company’s Common Stock completed May 6, 2011 [incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8K filed with the SEC on May 12, 2011]

4.2
Form of Warrant for Private Offering of the Company’s Common Stock completed June 6, 2011  [incorporated by reference  to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2011]

10.1
Form of Securities Purchase Agreement for Private Offering of the Company’s Common Stock completed May 6, 2011 [incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8K filed with the SEC on May 12, 2011]

10.2
Form of Securities Purchase Agreement for Private Offering of the Company’s Common Stock completed June 6, 2011  [incorporated by reference  to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2011]

10.3
Form of Registration Rights for Private Offering of the Company’s Common Stock completed May 6, 2011   [incorporated by reference  to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 12, 2011]

10.4
Form of Registration Rights for Private Offering of the Company’s Common Stock completed June 6, 2011   [incorporated by reference  to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2011]

14.1	Code of Ethics [incorporated by reference to Exhibit 14.1 to the Company’s Amendment No. 1 to Annual Report on Form 10K/A for the period ending March 31, 2010 filed with the SEC on November 10, 2010]
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act.
32.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document
101.SCH ***	XBRL Taxonomy Extension Schema Document
101.CAL ***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE ***	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.
***
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

Dated: July 16, 2012	VOICESERVE, INC.

	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer (Duly authorized officer and principal executive officer)

Dated: July 16, 2012	By:	/s/ Alfred Stefansky
Alfred Stefansky
Chief Financial Officer, Principal Accounting Officer (Duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Bibelman	Chief Executive Officer and Director	July 16, 2012
Michael Bibelman

/s/ Alfred Stefansky	Chief Financial Officer and	July 16, 2012
Alfred Stefansky	Principal Accounting Officer

/s/ Alexander Ellinson	President and	July 16, 2012
Alexander Ellinson	Chairman of the Board of Directors

/s/ Mike Ottie	Chief Operational Officer and Director	July 16, 2012
Mike Ottie

/s/ Krzysztof Olgaza	Chief Technical Officer and Director	July 16, 2012
Krzysztof Oglaza

/s/ Michael Taylor	Director	July 16, 2012
Michael Taylor

/s/ Andrew Millet	Director	July 16, 2012
Andrew Millet