Form 10-Q
period 2012-06-30
VOICESERVE INC
filed 2012-08-20
CIK 1353505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

N/A
(Former Name, former address and former fiscal year, if changed since last report)

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

There were 47,585,198 shares of the Registrant’s Common Stock outstanding as of August 7, 2012.

VOICESERVE, INC.

QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2012

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2012	2012
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$316,691	$315,774
Accounts receivable, net of allowance
for doubtful accounts of $190,388 and $89,662, respectively	150,764	106,691
Prepaid expenses and other current assets	14,173	27,714

Total current assets	481,628	450,179

Property and equipment, net of accumulated depreciation
of $68,351 and $68,573 respectively	10,541	7,927
Intangible assets, net of accumulated amortization of
$1,025,417 and $967,917, respectively	1,837,624	1,895,124

Total assets	$2,329,793	$2,353,230

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses payable	$300,594	$430,535
Deferred software license fees and support	228,550	181,503
Loans payable to related parties	37,782	38,308

Total current liabilities	566,926	650,346
Liability for common stock purchase warrants	678,183	1,066,808

Total liabilities	1,245,109	1,717,154

Stockholders' equity:
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
47,585,198 and 44,585,198 shares, respectively	47,585	44,585
Additional paid-in capital	6,702,007	6,310,662
Deficit	(5,620,312)	(5,653,427)
Accumulated other comprehensive loss	(44,596)	(65,744)

Total stockholders' equity	1,084,684	636,076

Total liabilities and stockholders' equity	$2,329,793	$2,353,230

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Operating revenues:
Software license fees	$1,381,118	$1,172,654
Revenues from communications airtime and devices	-	2

Total operating revenues	1,381,118	1,172,656

Cost of operating revenues:
Software license fees	776,868	736,766
Communications air time	-	-

Total cost of operating revenues	776,868	736,766

Gross profit	604,250	435,890

Operating expenses:
Selling, general and administrative expenses
(including stock-based compensation of $394,345
and $567,645, respectively)	959,827	1,118,526

Total operating expenses	959,827	1,118,526

Loss from operations	(355,577)	(682,636)

Income/(expense) from revaluation of liability for common stock purchase warrants	388,625	(450,954)
Interest income	67	20
Interest expense	-	(10)

Income (loss) before income taxes	33,115	(1,133,580)

Income taxes (benefit)	-	-

Net income (loss)	$33,115	$(1,133,580)

Net income (loss) per share - basic and diluted	$0.00	$(0.03)

Weighted average number of shares
outstanding - basic and diluted	46,958,824	40,289,425

Comprehensive income (loss)
Net income (loss)	33,115	(1,133,580)
Foreign exchange translation adjustment	21,148	(3,690)
Comprehensive income (loss)	$54,263	$(1,137,270)

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity

					Accumulated
	Common Stock,		Additional		Other	Total
	$.001 par value		Paid-In		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances,
March 31, 2011	38,354,429	$38,354	$5,482,281	$(3,766,212)	$(84,527)	$1,669,896

Private placement of shares
and warrants,
less $41,930 costs and
less $214,122
attributable to warrants
classified as liabilities	3,830,769	3,831	238,117	-	-	241,948

Shares issued for services	2,400,000	2,400	429,600	-	-	432,000

Stock options expense	-	-	160,664	-	-	160,664

Foreign currency
translation
adjustment	-	-	-	-	18,783	18,783

Net loss	-	-	-	(1,887,215)	-	(1,887,215)

Balances,
March 31, 2012	44,585,198	44,585	6,310,662	(5,653,427)	(65,744)	636,076

Unaudited:

Shares issued to the Company's chairman and
to the Company's chief executive officer
for services	2,400,000	2,400	249,600	-	-	252,000

Shares issued to non-management directors
of the Company
for services	600,000	600	62,400	-	-	63,000

Stock option expense			79,345			79,345

Foreign currency
translation
adjustment	-	-	-	-	21,148	21,148

Net loss	-	-	-	33,115	-	33,115

Balances,
June 30, 2011	47,585,198	$47,585	$6,702,007	$(5,620,312)	$(44,596)	$1,084,684

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$33,115	$(1,133,580)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Provision for doubtful accounts	105,779	-
Stock-based compensation	394,345	567,645
Depreciation	464	639
Amortization	57,500	57,500
(Income) expense from revaluation of liability for common stock purchase warrants	(388,625)	450,954
Changes in operating assets and liabilities:
Accounts receivable, net	(149,852)	(47,351)
Prepaid expenses and other current assets	13,541	(5,032)
Accounts payable and accrued expenses payable	(129,941)	(50,184)
Deferred software license fees	47,047	20,342

Net cash used in operating activities	(16,627)	(139,067)

Cash flows from investing activities:
Property and equipment additions	(4,886)	-

Net cash provided by (used in) investing activities	(4,886)	-

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs of $41,930	-	456,070
Increase (decrease) in loans payable to related parties	(526)	23

Net cash provided by (used in) financing activities	(526)	456,093

Effect of exchange rate changes on cash and cash equivalents	22,956	(3,734)

Increase (decrease) in cash and cash equivalents	917	313,292

Cash and cash equivalents, beginning of period	315,774	141,739

Cash and cash equivalents, end of period	$316,691	$455,031

Supplemental disclosures of cash flow information:

Interest paid	$-	$10

Income taxes paid	$-	$-

See notes to consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
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

On January 15, 2008, VoiceServe acquired 100% of the issued and outstanding stock of VoipSwitch Inc. (“VoipSwitch”), a corporation incorporated in the Republic of Seychelles on May 9, 2005 (see Note 4).  VoipSwitch licensed software systems (online telephony management applications) to customers online.  Generally, the license of a system includes remote installation and initial configuration of the main system, training relating to the use of the system and modules, and 1 year technical support.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 2 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2012 and for the three months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the three months ended June 30, 2012 and 2011.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three month period ended June 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2013.  The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2012 as included in our report on Form 10-K filed July 16, 2012.

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

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of June 30, 2012, the Company had working capital of $85,298.  Further, since inception, the Company has incurred losses of $5,620,312.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

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

The functional currency of VoiceServe is the United States dollar.  The functional currency of Limited is the United Kingdom pound sterling (“£”).  The functional currency of VoipSwitch is the United States dollar.  The functional currency of VoipSwitch AG is the Swiss Franc (“chf”). The reporting currency of the Company is the United States dollar.  Limited’s assets and liabilities are translated into United States dollars at period-end exchange rates ($1.57065 and $1.586475 at June 30, 2012 and March 31, 2012, respectively).  Limited’s revenue and expenses are translated at weighted average exchange rates ($1.579953 and $1.631476 for the three months ended June 30, 2012 and 2011, respectively). VoipSwitch AG’s assets and liabilities are translated into United States dollars at the period end exchange rates ($1.055242 and $1.091597 at June 30, 2012 and March 31, 2012, respectively). VoipSwitch AG’s revenue and expenses are translated into United States dollars at the weighted average exchange rate ($1.06928 and $1.152158 for the three months ended June 30, 2012 and 2011, respectively,). Translation adjustments are included in accumulated other comprehensive income in the stockholders’ equity section of the balance sheets.

Foreign currency exchange transaction losses (which are included in selling general and administrative expenses) were $1,927 and $889 for the three months ended June 30, 2012 and 2011, respectively.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

(k)	Revenue Recognition

Revenues from licenses of software are recognized upon delivery of the software when persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is probable.  The portion of the fee allocated to post contract customer support and services is recognized ratably over the period of the agreed support and services.

(l)	Advertising

Advertising costs, which include sales promotion costs, are expensed as incurred and amounted to $87,214 and $76,634 for the three months ended June 30, 2012 and 2011, respectively.

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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

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

Diluted net income (loss) per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income (loss) per share are excluded from the calculation. For the three months ended June 30, 2012 and 2011, the diluted net loss per share calculation excluded the effect of stock options outstanding and exercisable into a total of 2,403,000 and 1,903,000 shares of common stock, respectively, and warrants outstanding and exercisable into a total of 3,295,385 and 3,295,385 shares of common stock, respectively.

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
June 30, 2012
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

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net, consisted of:
Developed software (for licensing to customers)	$2,000,000	$2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	663,041	663,041

Total	2,863,041	2,863,041

Accumulated amortization	1,025,417	967,917

Intangible assets, net	$1,837,624	$1,895,124

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the three months ended June 30, 2012 and 2011, amortization of intangible assets expense was $57,500.  $50,000 was included in cost of software license fees and $7,500 was included in selling, general and administrative expenses.

Expected future amortization expense for acquired intangible assets as of June 30, 2012 follows:

Year ending March 31,	Amount

2013	168,333
2014	210,000
2015	210,000
2016	210,000
2017	210,000
Thereafter	166,250

Total	$1,174,583

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 6 – DEFERRED SOFTWARE LICENSE FEES AND SUPPORT

The licenses of the VoipSwitch systems generally include certain post contract customer support (“PCS”).  In accordance with Accounting Standards Codification (“ASC”) Topic 985-605-25, “Software Revenue Recognition”, the Company allocates a portion of the license fees to PCS based on the vendor-specific objective evidence of fair value (generally $1000 for 1 year technical support) of the PCS and recognizes the PCS revenues ratably over the period of the agreed PCS.

Deferred software license fees (attributable to PCS) for the three months ended June 30, 2012 and 2011 were accounted for as follows:

	2012	2011
Balance, beginning of period	$181,503	$188,197
Additions	121,234	61,967
Recognized as revenue	(74,187)	(41,625)

Balance, end of period	$228,550	$208,539

NOTE 7 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of:

	June 30, 2012	March 31, 2012
Due chairman of the board of directors	$22,596	$22,840
Due chief operational officer	15,107	15,389
Due former chief financial officer	79	79

Total	$37,782	$38,308

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 8 – LIABILITY FOR COMMON STOCK PURCHASE WARRANTS

As part of the private placement which closed on May 26, 2010, the Company issued a total of 1,380,000 warrants to certain accredited investors.  Each warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share (the “Exercise Price”) to May 26, 2015.

As part of the private placement which closed on June 6, 2011 (see Note 9), the Company issued a total of 1,915,385 warrants to certain accredited investors. Each warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share (the “Exercise Price”) to June 6, 2014.

The Exercise Price of the warrants is to be adjusted in the event of any stock splits or stock dividends or in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the Exercise Price. Accordingly, in accordance with EITF Issue No. 07-05, "Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock", the Company reflected the $457,608 fair value of the warrants issued on May 26, 2010 (calculated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.45 per share, exercise price of $0.50 per share, risk-free interest rate of 2.06%, term of five years, and expected volatility of 100%) and the $214,122 fair value of the warrants issued on June 6, 2011 (calculated using the Black-Scholes option pricing model and the following assumptions: stock price of $0.15 per share for the 1,311,539 warrants sold May 6, 2011 and $0.318 per share for the 603,846 warrants sold June 6, 2011, exercise price of $0.30 per share, risk free interest rate of 0.96% for the 1,311,539 warrants sold May 6, 2011 and 0.74% for the 603,846 warrants sold June 6, 2011, term of 3 years, and expected volatility of 100%) as  a liability and remeasures the fair value of the warrants each quarter, adjusts the liability balance, and reflects changes in operations as “income (expense) from revaluation of liability for common stock purchase warrants”.

At June 30, 2012 and March 31, 2012, the fair values of the warrants (calculated using the Black-Scholes option pricing model with the following assumptions at June 30, 2012: stock price of $0.25 per share, risk free rate interest rates ranging from 0.32% to 0.40%, terms ranging from 1.93 years to 2.90 years, and expected volatility of 191% and at March 31, 2012:  stock price of $0.37 per share, risk-free interest rates ranging from 0.37% to 0.55%, terms ranging from 2.21 years to 3.15 years, and expected volatility of 191%) consisted of:

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

	June 30, 2012		March 31, 2012
	Common		Common
	Shares	Fair	Shares	Fair
	Equivalent	Value	Equivalent	Value
Warrants issued May 26, 2010,
exercise price of $0.50 per share, expiration
date May 26, 2015.	1,380,000	$295,873	1,380,000	$457,332

Warrants issued June 6, 2011,
exercise price of $0.30 per share, expiration
date June 6, 2014.	1,915,385	382,310	1,915,385	609,476

Totals	3,295,385	$678,183	3,295,385	$1,066,808

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Below is a reconciliation of the change in the fair values of the warrants from May 26, 2010 to June 30, 2012.

	Common
	Shares	Fair
	Equivalent	Value
Issuance to accredited investors in
conjuction with common stock in private
placement on May 26, 2010 (see Note 9)	1,380,000	$457,608
Revaluation credited to operations	-	(121,854)
Balance, June 30, 2010	1,380,000	335,754
Revaluation credited to operations	-	(33,120)
Balance, September 30, 2010	1,380,000	302,634
Revaluation credited to operations	-	(116,196)
Balance, December 31, 2010	1,380,000	186,438
Revaluation credited to operations	-	(34,224)
Balance, March 31, 2011	1,380,000	152,214
Issuance to accredited investors in
conjuction with common stock in private
placement which closed June 6, 2011
(see Note 9)	1,915,385	214,122
Revaluation credited to operations	-	450,954
Balance, June 30, 2011	3,295,385	817,290
Revaluation credited to operations	-	(243,143)
Balance,September 30, 2011	3,295,385	574,147
Revaluation credited to operations	-	(167,989)
Balance, December 31, 2011	3,295,385	406,158
Revaluation charged to operations	-	660,650
Balance, March 31, 2012	3,295,385	1,066,808
Revaluation credited to operations	-	(388,625)
Balance, June 30, 2012	3,295,385	$678,183

NOTE 9 – STOCKHOLDERS’ EQUITY

Common stock issuances

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
June 30, 2012
(Unaudited)

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

On April 20, 2012, the Company’s Board of Directors authorized the issuance of a total of 2,400,000 shares (1,200,000 shares each) of common stock to the Company’s Chief Executive Officer and the Company’s President and Chairman of the Board of Directors for prior services rendered.  The $252,000 estimated fair value of the shares, based on the nearest day closing trading price of $0.21 per share and a 50% restricted stock discount, was included in selling, general and administrative expenses in the three months ended June 30, 2012.

Also on April 20, 2012, the Company’s Board of Directors renewed the director agreements with Michael Taylor and Andrew Millet (see note 12) and approved the issuance of a total of 600,000 restricted shares of Company common stock (300,000 shares each). The $63,000 estimated fair value of the shares, based on the nearest day closing trading price of $0.21 per share and a 50% restricted stock discount, was included in selling, general and administrative expenses in the three months ended June 30, 2012.

Stock options

Effective May 12, 2009, VoiceServe granted non-qualified stock options to 4 service providers exercisable into a total of up to 703,000 shares of common stock at an exercise price of $0.13 per share to December 23, 2013. The options vested 2/3 on December 23, 2010 and 1/3 on December 23, 2011.

The $81,618 estimated fair value of the options (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.15 share price, (ii) 5 year term, (iii) 100% expected volatility, and (iv) 3% risk free interest rate) was expensed ratably over the requisite service period from May 12, 2009 to December 23, 2011.  To date, none of the options which vested December 23, 2011 have been exercised.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

On January 4, 2010, VoiceServe granted non-qualified stock options to 2 service providers exercisable into a total of up to 200,000 shares of common stock at an exercise price of $0.13 per share to January 4, 2015.  The options vested 2/3 on January 4, 2012 and vest 1/3 on January 4, 2013.  The $39,520 estimated fair value of the options (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.24 share price, (ii) 5 year term, (iii) 100% expected volatility, and (iv) 2.65% risk free interest rate) is being expensed ratably over the three year requisite service period.

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

On June 4, 2012, pursuant to employment agreements with its (1) President and Chairman and (2) Chief Executive Officer (See Note 12), the Company became obligated to issue a total of 500,000 common stock options exercisable at a 25% discount from the common stock closing price on that date. The $76,000 estimated fair value of the options at June 4, 2012 (calculated using the Black-Scholes option pricing model and the following assumptions: (i) $0.162 share price, (ii) $0.1215 exercise price, (iii) term of 5 years, (iv) 161% expected volatility, and (v) 0.68% risk free interest rate) was included in selling, general and administrative expenses in the three months ended June 30, 2012.

Stock options expense for the three months ended June 30, 2012 and 2011 was $79,345 and $135,645, respectively. As of June 30, 2012, there was $6,689 of total unrecognized compensation cost relating to unexpired stock options. That cost is expected to be recognized in the year ending March 31, 2013.

A summary of stock options activity for the three months ended June 30, 2012 follows:

	Vested	Nonvested	Total
Outstanding at March 31, 2010	-	903,000	903,000
Granted	-	500,000	500,000
Vested	468,667	(468,667)	-
Outstanding at March 31, 2011	468,667	934,333	1,403,000
Granted	-	500,000	500,000
Vested	367,666	(367,666)	-
Outstanding at March 31, 2012	836,333	1,066,667	1,903,000
Granted	-	500,000	500,000
Vested	-	-	-
Outstanding at June 30, 2012	836,333	1,566,667	2,403,000

At June 30, 2012, stock options consisted of:

	Number of
	Stock
Date of Grant	Options	Exercise Price	Expiration date
May 12, 2009	703,000	$0.1300	December 23, 2013
January 4, 2010	200,000	0.1300	January 4, 2015
July 26, 2010	500,000	0.2500	July 26, 2015
June 4, 2011	500,000	0.2385	June 4, 2016
June 4, 2012	500,000	0.1215	June 4, 2017
Total	2,403,000

NOTE 10 – INCOME TAXES

No provisions for income taxes were recorded in the three months ended June 30, 2012 and 2011 since the Company didn’t have any income subject to income tax (after taking into account available net operating loss carryforwards in the respective tax jurisdictions) in those periods.

Based on management‘s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of net operating loss carryforwards as of June 30, 2012 will be realized.  Accordingly, the Company has maintained a 100% allowance against the deferred tax asset in the financial statements at June 30, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate.

VoiceServe, Inc. has not filed its United States corporate income tax returns commencing year 2007.  Such failure may result in the Company’s inability to utilize certain net operating loss carryfowards.

NOTE 11 – RELATED PARTY TRANSACTIONS

For the three months ended June 30, 2012 and 2011, consulting fees paid to officers, directors, and their affiliates totaled $335,937 and $454,880, respectively.  These fees were included in cost of software license fees and support ($177,396 and $261,883 for the three months ended June 30, 2012 and 2011, respectively) and selling, general, and administrative expenses ($158,541 and $192,997 for the three months June 30, 2012 and 2011, respectively) in the accompanying statements of operations.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
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

Potential claims for liquidated damages relating to this Registration Rights Agreement, which the Company does not believe are probable of assertion, approximate $41,400 at June 30, 2012 and March 31, 2012.

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

Potential claims for liquidated damages relating to this Registration Rights Agreement, which the Company does not believe are probably of assertion, approximate $49,800 and $44,820 at June 30, 2012 and March 31, 2012, respectively.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Employment and Director Agreements

On June 4, 2010, VoiceServe, Inc. executed employment agreements with (i) its President and Chairman, Alexander Ellinson, and (ii) its Chief Executive Officer, Michael Bibelman. Each agreement has a term of five (5) years and each provides for (i) an annual base salary of $240,000, (ii) an annual bonus of up to 100% of the base salary as determined in the sole discretion of the Board of Directors, and (iii) annual grants of stock options under the Company's Equity Incentive Stock Plan to purchase 250,000 shares of common stock at $0.25 per share for the first year, which shall occur on or before July 26, 2010, and at a 25% discount off the price on each June 4 thereafter in 2011, 2012, 2013, and 2014 (which vest at such time as approved by the Board of Directors). The Board has not yet approved the initial grant of the 250,000 common stock options, which was to occur on or before July 26, 2010, nor the two succeeding year grants of an additional 250,000 common stock options each, which was to occur on June 4, 2011 and June 4, 2012, for either Mr. Ellinson or Mr. Bibelman.

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
June 30, 2012
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

Also on September 30, 2010, VoiceServe, Inc. executed director agreements with Michael Taylor and Andrew Millet, concurrently appointed members of the Board of Directors. Both agreements had terms of one year, subject to a one year renewal term upon reelection by a majority of the Company stockholders. Both agreements provided for (i) a monthly retainer of $1,000 and (ii) a one-time issuance of 300,000 restricted shares of Company common stock (which was issued effective September 30, 2010). Additionally, the agreements provide that the Company shall provide reimbursements for all reasonable out-of- pocket expenses incurred.  On April 20, 2012 (see Note 9), these director agreements were renewed for a one year period.

Rental Agreements

Limited rents office space at monthly rentals of £710 with three months notice (or $1,115 translated at the June 30, 2012 exchange rate).  For the three months ended June 30, 2012 and 2011, rent expense was $3,590 and $3,475, respectively.

VoipSwitch AG rents office space at quarterly rentals of CHF 6,000 with three months notice (or $6,331 translated at the June 30, 2012 exchange rate).  For the three months ended June 30, 2012 and 2011, rent expense was $27,622 and $6,913, respectively.

Cash Deposits in Excess of Insured Limit

At June 30, 2012 and March 31, 2012, Voipswitch AG had cash in one bank which exceeded the Switzerland national insurance limit by approximately $143,000 and $159,000, respectively.

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

On December 7, 2010, pursuant to a verbal agreement on October 19, 2010, Voiceserve issued a total of 2,250,000 shares of its common stock to the three sellers of VoipSwitch in full and final satisfaction of debt totaling $463,000, consisting of the $150,000 demand note payable and the remaining $313,000 “contingent consideration” potential amount due the three sellers.  The $131,250 excess of the $281,250 estimated fair value of the shares, which was calculated based on the October 19, 2010 nearest day closing trading price of $0.25 per share and a 50% restricted stock discount (2,250,000 shares x $0.125 [50% discount applied to 0.25 per share price] per share = $281,250), over the $150,000 demand note payable was added to goodwill.

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

Key market opportunities:

VoipSwitchSoftswitch Technology. We are focused on delivering consumers softswitch products that we believe are compelling in terms of design, features, and functionality. We also are working to define the next era of VoIP telephony through the development of innovative software that runs on a wide range of devices and connects people quickly and easily to the information, experiences, and communities they care about.

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

●	Maintain a strong presence at key telecommunications exhibitions across the world.
●
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

●	Amass a large subscription base for our Vippie retail service via Internet advertising and direct marketing.
●	Expand our distribution partnership network throughout Asia.

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

Results of Operations for the three months ended June 30, 2012 compared to June 30, 2011

The following table presents the statement of operations for the three month periods ended June 30, 2012 and June 30, 2011. The discussion following the table is based on these results.

	Three Months Ended June 30,
	2012	2011
Operating revenues:
Software license fees	$1,381,118	$1,172,654
Revenues from communications airtime and devices	-	2

Total operating revenues	1,381,118	1,172,656

Cost of operating revenues:
Software license fees	776,868	736,766
Communications air time	-	-

Total cost of operating revenues	776,868	736,766

Gross profit	604,250	435,890

Operating expenses:
Selling, general and administrative expenses
(including stock-based compensation of $394,345
and $567,645, respectively)	959,827	1,118,526

Total operating expenses	959,827	1,118,526

Loss from operations	(355,577)	(682,636)

Income/(expense) from revaluation of liability for common stock purchase warrants	388,625	(450,954)
Interest income	67	20
Interest expense	-	(10)

Income (loss) before income taxes	33,115	(1,133,580)

Income taxes (benefit)	-	-

Net income (loss)	$33,115	$(1,133,580)

Net income (loss) per share - basic and diluted	$0.00	$(0.03)

Weighted average number of shares
outstanding - basic and diluted	46,958,824	40,289,425

Total Revenue. For the three months ended June 30, 2012 and 2011 we generated revenues of $1,381,118, and $1,172,654 respectively. The change represents an increase of  $208,462 or 17.7% for the three months ended June 30, 2012. The revenue increase is attributed to the exposure of the company’s products through exhibitions as well as the reputational success the products are having in the market place.

Cost of Revenues. For the three months ended June 30, 2012 and 2011 the cost of revenues were $776,868, and $736,766 respectively. The change represents an increase in cost of revenues of  $40,102 or 5.4% for the three months ended June 30, 2012. The cost of revenue increase is attributed to the increase in clients that require servicing.  Gross margin averaged 44% during the first quarter of fiscal year 2012 (ended June 30, 2012) compared to 37% during the first quarter of fiscal 2011. The increase in gross margins is due to an increase in productivity.

Sales, General and Administrative Costs. For the three months ended June 30, 2012 and 2011 the SG&A were $959,827,and $1,118,526 respectively. The change represents a decrease of $158,699 or 14.1% for the three months ended June 30, 2012. The decrease in SG&A was due to a lower stock based compensation cost of $394,345 in the quarter June 30, 2012 versus the quarter June 30, 2011 where the cost was $567,645.  The group has not materially increased its overhead despite its customer base and revenues increasing over the quarter.

Excluding stock based compensation of $394,345 and $567,645 for the three months ended June 30, 2012, respectively, SG&A in the current fiscal year increased $14,601 in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  Also included in SG&A is amortization of intangible assets of $7,500 and $7,500 for the three months ended June 30, 2012 and June 30, 2011.

Net Income (Loss). The Company generated net income for the three period ending June 30, 2012 of $33,115 and compared to net loss of $1,133,580 for the three month period ended June 30, 2011.  The net gain is due to the reasons described above as well as a gain of $388,625 on the revaluation of the common stock warrants. In the quarter ended June, 30 2011 there was a loss on the revaluation of the common stock warrants of $450,954.  A difference of $839,579 between the two periods.

Liquidity and Capital Resources. As of June 30, 2012 we had $316,691 in cash and cash equivalents. At June 30, 2012 the Company had liabilities of $1,245,109 comprised of accounts payable of $300,594 deferred software license fees and support of $228,550, loans payable to related parties totaling $37,782, as well as liability for common stock purchase warrants totaling $678,183. Comparatively at June 30, 2011, we had $1,717,154 in liabilities comprised accounts payable of $430,535, deferred software license fees and support of $181,503, loans payable to related parties totaling $38,308, as well as liability for common stock purchase warrants totaling $181,503.

Net cash used in operating activities during the three months ended June 30, 2012 was $16,627 compared to $139,067 in the comparable period in 2011. Net cash used by financing activities during the three months ended June 30, 2012 was ($526) compared to net cash provided of $456,093 in the comparable period in 2011.  In the quarter ended June 30, 2011 the Company raised $456,070 from the sale of Common Stock.

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

Also on April 20, 2012, the Company’s Board of Directors renewed the director agreements with Michael Taylor and Andrew Millet and approved the issuance of a total of 600,000 restricted shares of Company common stock (300,000 shares each).

On June 4, 2012, pursuant to employment agreements with its (1) President and Chairman and (2) Chief Executive Officer, the Company became obligated to issue a total of 500,000 common stock options exercisable at a 25% discount from the common stock closing price on that date

Off Balance Sheet Arrangements

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended June 30, 2012, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosure.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

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

+ In accordance with SEC Release 33-8238, Exhibit 32.1 and 32.2 are furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VOICESERVE, INC.

Date: August 20, 2012	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer (Duly authorized officer and principal executive officer)

Date: August 20, 2012	By:	/s/ Alfred Stefansky
Alfred Stefansky Chief Financial Officer and Principal
Accounting Officer (Duly authorized officer and principal financial officer)