Form 10-Q/A
period 2012-06-30
VOICESERVE INC
filed 2012-11-14
CIK 1353505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

There were 49,385,198 shares of the Registrant’s Common Stock outstanding as of August 7, 2012.

EXPLANATORY NOTE

VoiceServe, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended June 30, 2012 (the “Original Form 10-Q”), filed with the Securities and Exchange Commission on August 20, 2012 (the “Original Filing Date”), to revise the following disclosures in Item 1 “Financial Statements”  and Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I “Financial Information”:

1.
We had originally applied a 50% discount to the closing price of our common stock that was used to determine the fair value of 3,000,000 shares issued on April 20, 2012 to officers and directors of the Company.  After additional review and analysis, we now believe that this discount should not have been applied.  Accordingly, our records were adjusted to reflect the additional $486,000 in stock based compensation.

2.
We had previously not accounted for 1,800,000 shares granted but not issued to a member of the Company’s Board of Directors and to two consultants for prior services rendered of the Company on April 26, 2012. The management now believes that the issuance should be accounted for in the quarter ending June 30, 2012. The fair value of the stock was $383,400 and has been expensed for the period ended June 30, 2012.

Although this Amendment supersedes the Original Form 10-Q in its entirety, this Amendment amends and restates only Item 1 and Item 2 of Part I. No other information in the Original Form 10-Q is amended hereby. This Amendment speaks as of the Original Filing Date and does not reflect any events that may have occurred subsequent to the Original Filing Date. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Form 10-Q have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

VOICESERVE, INC.

QUARTERLY REPORT ON FORM 10-Q/A
JUNE 30, 2012

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
		PAGE
Item 1.	Financial Statements (Unaudited)	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1

PART II - OTHER INFORMATION

Item 6.	Exhibits	6

SIGNATURES		7

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30,	March 31,
	2012	2012

Assets	(Restated)

Current assets:
Cash and cash equivalents	$316,691	$315,774
Accounts receivable, net of allowance
for doubtful accounts of $190,388 and $89,662, respectively	150,764	106,691
Prepaid expenses and other current assets	14,173	27,714

Total current assets	481,628	450,179

Property and equipment, net of accumulated depreciation
of $68,351 and $68,573 respectively	10,541	7,927
Intangible assets, net of accumulated amortization of
$1,025,417 and $967,917, respectively	1,837,624	1,895,124

Total assets	$2,329,793	$2,353,230

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses payable	$300,594	$430,535
Deferred software license fees and support	228,550	181,503
Loans payable to related parties	37,782	38,308
Liability for common stock purchase warrants	678,183	1,066,808

Total current liabilities	1,245,109	1,717,154

Stockholders' equity:
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
49,385,198 and 44,585,198 shares, respectively	49,385	44,585
Additional paid-in capital	7,983,607	6,742,662
Deficit	(6,903,712)	(6,085,427)
Accumulated other comprehensive loss	(44,596)	(65,744)

Total stockholders' equity	1,084,684	636,076

Total liabilities and stockholders' equity	$2,329,793	$2,353,230

See notes to unaudited consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Operating revenues:	(Restated)
Software license fees	$1,381,118	$1,172,654
Revenues from communications airtime and devices	-	2

Total operating revenues	1,381,118	1,172,656

Cost of operating revenues:
Software license fees	776,868	736,766
Communications air time	-	-

Total cost of operating revenues	776,868	736,766

Gross profit	604,250	435,890

Operating expenses:
Selling, general and administrative expenses
(including stock-based compensation of $1,245,745
and $999,645, respectively)	1,811,227	1,550,526

Total operating expenses	1,811,227	1,550,526

Loss from operations	(1,206,977)	(1,114,636)

Income/(expense) from revaluation of liability for common stock purchase warrants	388,625	(450,954)
Interest income	67	20
Interest expense	-	(10)

Income (loss) before income taxes	(818,285)	(1,565,580)

Income taxes (benefit)	-	-

Net loss	$(818,285)	$(1,565,580)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares
outstanding - basic and diluted	49,385,198	40,289,425

Comprehensive loss
Net loss	(818,285)	(1,565,580)
Foreign exchange translation adjustment	21,148	(3,690)
Comprehensive loss	$(797,137)	$(1,569,270)

See notes to unaudited consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

					Accumulated
	Common Stock,		Additional		Other	Total
	$.001 par value		Paid-In		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances,
March 31, 2011	38,354,429	$38,354	$5,482,281	$(3,766,212)	$(84,527)	$1,669,896

Private placement of shares
and warrants,
less $41,930 costs and
less $214,122
attributable to warrants
classified as liabilities	3,830,769	3,831	238,117	-	-	241,948

Shares issued for services	2,400,000	2,400	861,600	-	-	864,000

Stock options expense	-	-	160,664	-	-	160,664

Foreign currency
translation
adjustment	-	-	-	-	18,783	18,783

Net loss	-	-	-	(2,319,215)	-	(2,319,215)

Balances,
March 31, 2012	44,585,198	44,585	6,742,662	(6,085,427)	(65,744)	636,076

Unaudited:

Shares issued to the Company's chairman and
to the Company's chief executive officer
for services	2,400,000	2,400	624,000	-	-	626,400

Shares issued to non-management directors
of the Company
for services	1,200,000	1,200	283,200	-	-	284,400

Shares issued to consultants	1,200,000	1,200	254,400			255,600

Stock option expense	-	-	79,345	-		79,345

Foreign currency
translation
adjustment	-	-	-	-	21,148	21,148

Net loss	-	-	-	(818,285)	-	(818,285)

Balances,
June 30, 2012 ((Restated)	49,385,198	$49,385	$7,983,607	$(6,903,712)	$(44,596)	$1,084,684

See notes to unaudited consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:	(Restated)
Net income (loss)	$(818,285)	$(1,565,580)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Provision for doubtful accounts	105,779	-
Stock-based compensation	1,245,745	999,645
Depreciation	464	639
Amortization	57,500	57,500
(Income) expense from revaluation of liability for common stock purchase warrants	(388,625)	450,954
Changes in operating assets and liabilities:
Accounts receivable, net	(149,852)	(47,351)
Prepaid expenses and other current assets	13,541	(5,032)
Accounts payable and accrued expenses payable	(129,941)	(50,184)
Deferred software license fees	47,047	20,342

Net cash used in operating activities	(16,627)	(139,067)

Cash flows from investing activities:
Property and equipment additions	(4,886)	-

Net cash provided by (used in) investing activities	(4,886)	-

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs of $41,930	-	456,070
Increase (decrease) in loans payable to related parties	(526)	23

Net cash provided by (used in) financing activities	(526)	456,093

Effect of exchange rate changes on cash and cash equivalents	22,956	(3,734)

Increase (decrease) in cash and cash equivalents	917	313,292

Cash and cash equivalents, beginning of period	315,774	141,739

Cash and cash equivalents, end of period	$316,691	$455,031

Supplemental disclosures of cash flow information:

Interest paid	$-	$10

Income taxes paid	$-	$-

See notes to unaudited consolidated financial statements.

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

NOTE 3 – RESTATEMENT

During November 2012, the Company identified an error in the accounting for common shares issued for services during April 2012. The Company incorrectly applied a 50% discount to the market price of the Company’s common stock when determining the fair value of the common shares.In addition, the Company discovered an aggregate of 1,800,000 common shares granted for services during April 2012 that were not accounted for. This resulted in an adjustment to the previously reported amounts in the consolidated financial statements as of June 30, 2012 and for the three months then ended as restated in this Form 10Q/A.

The correction impacts the consolidated balance sheet as of June 30, 2012 and the consolidated statements of operations and cash flows for the three months ended June 30, 2012 which are restated herein to reflect the cumulative effect of the errors described above. The tables below summarize the impact of this restatement:

	June 30, 2012
Consolidated Balance Sheet:	As Reported	Adjustments	As Restated
Stockholders' equity:
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
49,385,198 and 44,585,198 shares, respectively	$47,585	$1,800	$49,385
Additional paid-in capital	6,702,007	1,281,600	7,983,607
Accumulated deficit	$(5,620,312)	$(1,283,400)	$(6,903,712)

	Three Months Ended June 30, 2011
Consolidated Statement of Operations and Comprehensive Income (Loss):	As Reported	Adjustments	As Restated
Operating expenses:
Selling, general and administrative expenses	$959,827	$851,400	$1,811,227
Total operating expenses	959,827	851,400	1,811,227

Loss from operations	(355,577)	(851,400)	(1,206,977)

Net income (loss)	$33,115	$(851,400)	$(818,285)

Net loss per share - basic and diluted	$0.00	$(0.02)	$(0.02)

Weighted average number of shares
outstanding - basic and diluted	46,958,824	2,426,374	49,385,198

Comprehensive income (loss):
Net income (loss)	33,115	(851,400)	(818,285)
Foreign exchange translation adjustment	21,290	-	21,290
Comprehensive loss	$54,263	$(851,400)	$(796,995)

	Three Months Ended June 30, 2011
Consolidated Statement of Cash Flows:	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income (loss)	$33,115	$(851,400)	$(818,285)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Stock-based compensation	394,345	851,400	1,245,745
Net cash used in operating activities	$(16,627)	$-	$(16,627)

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On June 21, 2011, the Company’s Board of Directors authorized the issuance of a total of 2,400,000 shares (1,200,000 shares each) of common stock to the Company’s Chief Executive Officer and the Company’s President and Chairman of the Board of Directors for prior services rendered. The $432,000 estimated fair value of the shares, based on the nearest day closing trading price of $0.36 per share was included in selling, general and administrative expenses in the three months ended June 30, 2011.

On April 20, 2012, the Company’s Board of Directors authorized the issuance of a total of 2,400,000 shares (1,200,000 shares each) of common stock to the Company’s Chief Executive Officer and the Company’s President and Chairman of the Board of Directors for prior services rendered.  The $374,400 estimated fair value of the shares, based on the closing trading price of $0.261 per share was included in selling, general and administrative expenses in the three months ended June 30, 2012.

On April 20, 2012, the Company’s Board of Directors renewed the director agreements with Michael Taylor and Andrew Millet (see note 12) and approved the issuance of a total of 600,000 restricted shares of Company common stock (300,000 shares each). The $93,600 estimated fair value of the shares, based on the closing trading price of $0.261 per share was included in selling, general and administrative expenses in the three months ended June 30, 2012.

On April 26, 2012 the company’s Board of Directors authorized the issuance of a total of 600,000 shares of common stock to Chris Ogalga, a director of the company for services received. The shares were valued at $127,800 and expensed during the three months ended June 30, 2012.

Also on April 26, 2012 the company’s Board of Directors authorized the issuance of a total of 1,200,000(600,000 each) of common stock to Michal Kosloski and Lucas Nowalk, contractors and shareholders for services received. The shares were valued at $255,600 and expensed during the three months ended June 30, 2012.

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

	Three Months Ended June 30,
	2012	2011
Operating revenues:
Software license fees	$1,381,118	$1,172,654
Revenues from communications airtime and devices	-	2

Total operating revenues	1,381,118	1,172,656

Cost of operating revenues:
Software license fees	776,868	736,766
Communications air time	-	-

Total cost of operating revenues	776,868	736,766

Gross profit	604,250	435,890

Operating expenses:
Selling, general and administrative expenses
(including stock-based compensation of $1,245,745
and $999,645, respectively)	1,811,227	1,550,526

Total operating expenses	1,811,227	1,550,526

Loss from operations	(1,206,977)	(1,114,636)

Income/(expense) from revaluation of liability for common stock purchase warrants	388,625	(450,954)
Interest income	67	20
Interest expense	-	(10)

Income (loss) before income taxes	(818,285)	(1,565,580)

Income taxes (benefit)	-	-

Net income (loss)	$(818,285)	$(1,565,580)

Net income (loss) per share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares
outstanding - basic and diluted	49,385,198	40,289,425

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

Sales, General and Administrative Costs. For the three months ended June 30, 2012 and 2011 the SG&A were $1,811,227,and $1,550,526, respectively. The change represents anincrease of $260,701 or 16.8% for the three months ended June 30, 2012. The increase in SG&A was due to higher stock-based compensation in the quarter June 30, 2012 versus the quarter June 30, 2011.  The group has not materially increased its overhead despite its customer base and revenues increasing over the quarter.

Net Income (Loss). The Company generated net loss for the three period ending June 30, 2012 of $818,285 and compared to net loss of $1,565,580 for the three month period ended June 30, 2011.  The net gain is due to the reasons described above as well as a gain of $388,625 on the revaluation of the common stock warrants. In the quarter ended June, 30 2011 there was a loss on the revaluation of the common stock warrants of $450,954.  A difference of $839,579 between the two periods.

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

On April 26, 2012 the company’s Board of Directors authorized the issuance of a total of 600,000 shares of common stock to Chris Ogalga, a director of the company for services received.

On April 26, 2012 the company’s Board of Directors authorized the issuance of a total of 1,200,000(600,000 each) of common stock to Michal Kosloski and Lucas Nowalk, contractors and shareholders for services received.

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

VOICESERVE, INC.

Date: November 14, 2012	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer (Duly authorized officer and principal executive officer)

Date: November 14, 2012	By:	/s/ Alfred Stefansky
Alfred Stefansky Chief Financial Officer and Principal
Accounting Officer (Duly authorized officer and principal financial officer)