Form 10-Q
period 2012-09-30
VOICESERVE INC
filed 2012-11-14
CIK 1353505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

There were 49,535,198 shares of the Registrant’s Common Stock outstanding as of November14, 2012.

VOICESERVE, INC.

QUARTERLY REPORT ON FORM 10-Q
SEPTMBER 30, 2012

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
	2012	2012
Assets
Current assets:
Cash	$334,817	$315,774
Accounts receivable, net of allowance
for doubtful accounts of $50,886 and $89,662, respectively	212,348	106,691
Prepaid expenses and other current assets	14,358	27,714

Total current assets	561,523	450,179

Property and equipment, net of accumulated depreciation
of $70,830 and $68,573, respectively	10,284	7,927
Intangible assets, net of accumulated amortization of
$1,082,917 and $967,917, respectively	1,780,124	1,895,124

Total assets	$2,351,931	$2,353,230

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses payable	$437,007	$430,535
Deferred software license fees and support	229,893	181,503
Loans payable to related parties	38,882	38,308
Derivative liabilities	1,540,740	1,066,808

Total current liabilities	2,246,522	1,717,154

Stockholders' equity:
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
49,535,198 and 44,585,198 shares, respectively	49,535	44,585
Additional paid-in capital	8,020,957	6,742,662
Accumulated deficit	(8,046,312)	(6,085,427)
Accumulated other comprehensive income (loss)	81,229	(65,744)

Total stockholders' equity	105,409	636,076

Total liabilities and stockholders' equity	$2,351,931	$2,353,230

See notes to unaudited consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended September 30,
	2012	2011
Operating revenues:
Software license fees	$2,623,439	$2,180,968
Revenues from communications airtime and devices	-	546

Total operating revenues	2,623,439	2,181,514

Cost of operating revenues:
Software license fees	1,470,585	1,244,550

Total cost of operating revenues	1,470,585	1,244,550

Gross profit	1,152,854	936,964

Operating expenses:
Selling, general and administrative expenses	2,639,880	2,330,905

Total operating expenses	2,639,880	2,330,905

Loss from operations	(1,487,026)	(1,393,941)

Loss on change in fair value of derivative liabilities	(473,932)	(207,811)
Interest income	73	25
Interest expense	-	(20)

Net loss	$(1,960,885)	$(1,601,747)

Net loss per share - basic and diluted	$(0.04)	$(0.04)

Weighted average number of shares
outstanding - basic and diluted	48,839,296	42,437,312

Comprehensive income (loss):
Net loss	(1,960,885)	(1,601,747)
Foreign exchange translation adjustment	146,973	21,290
Comprehensive loss	$(1,813,912)	$(1,580,457)

See notes to unaudited consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Operating revenues:
Software license fees	$1,242,321	$1,008,314
Revenues from communications airtime and devices	-	544

Total operating revenues	1,242,321	1,008,858

Cost of operating revenues:
Software license fees	693,717	507,784
Communications air time	-	-

Total cost of operating revenues	693,717	507,784

Gross profit	548,604	501,074

Operating expenses:
Selling, general and administrative expenses	828,653	780,379

Total operating expenses	828,653	780,379

Loss from operations	(280,049)	(279,305)

Gain (loss) on change in fair value of derivative liabilities	(862,557)	243,143
Interest income	6	5
Interest expense	-	(10)

Net loss	$(1,142,600)	$(36,167)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares
outstanding - basic and diluted	49,460,198	44,585,198

Comprehensive income (loss):
Net loss	(1,142,600)	(36,167)
Foreign exchange translation adjustment	125,825	24,980
Comprehensive loss	$(1,016,775)	$(11,187)

See notes to unaudited consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Six Months Ended September 30, 2012
(Unaudited)

					Accumulated
	Common Stock,		Additional		Other	Total
	$0.001 par value		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances, March 31, 2012	44,585,198	44,585	6,742,662	(6,085,427)	(65,744)	636,076

Common shares issued for services	4,950,000	4,950	1,198,950	-	-	1,203,900

Stock option expense	-	-	79,345	-	-	79,345

Foreign currency translation adjustment	-	-	-	-	146,973	146,973

Net loss	-	-	-	(1,960,885)	-	(1,960,885)

Balances, September 30, 2012	49,535,198	$49,535	$8,020,957	$(8,046,312)	$81,229	$105,409

See notes to unaudited consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,960,885)	$(1,601,747)
Adjustments to reconcile net loss to net
cash used in operating activities:
Bad debt expense	51,589	-
Stock-based compensation	1,283,245	1,010,811
Depreciation	15,942	1,269
Amortization	115,000	115,000
Loss on change in fair value of derivative liabilities	473,932	207,811
Changes in operating assets and liabilities:
Accounts receivable	(157,246)	(104,560)
Prepaid expenses and other current assets	13,356	13,877
Accounts payable and accrued expenses	6,472	6,666
Deferred software license fees	48,390	(855)

Net cash used in operating activities	(110,205)	(351,728)

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs of $41,930	-	456,070
Increase (decrease) in loans payable to related parties	574	(1,027)

Net cash provided by financing activities	574	455,043

Effect of exchange rate changes on cash	128,674	21,208

Net increase in cash	19,043	124,523

Cash, beginning of period	315,774	141,739

Cash, end of period	$334,817	$266,262

Supplemental disclosures of cash flow information:

Interest paid	$-	$22

Income taxes paid	-	-

See notes to unaudited consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

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

On January 15, 2008, VoiceServe acquired 100% of the issued and outstanding stock of VoipSwitch Inc. (“VoipSwitch”), a corporation incorporated in the Republic of Seychelles on May 9, 2005.  VoipSwitch licensed software systems (online telephony management applications) to customers online.  Generally, the license of a system includes remote installation and initial configuration of the main system, training relating to the use of the system and modules, and 1 year technical support.

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

Basis of Presentation

The unaudited consolidated financial statements as of September 30, 2012 and for the three and six months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the six months ended September 30, 2012 and 2011.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six month period ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2013.  The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date.

Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended March 31, 2012 as reported in the Form 10K have been omitted. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended March 31, 2012 as included in our report on Form 10-K filed July 16, 2012.

The consolidated financial statements include the accounts of VoiceServe and its wholly owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

Correction of Prior Year Information

During November 2012, the Company identified an error in the accounting for common shares issued for services during June 2011. The Company incorrectly applied a 50% discount to the market price of the Company’s common stock when determining the fair value of the common shares. This resulted in an adjustment to the previously reported amounts in the consolidated financial statements as of March 31, 2012 and for the six months ended September 30, 2011.

In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to each of the prior reporting periods affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the six months ended September 30, 2012, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results as of March 31, 2012 and for the six months ended September 30, 2012.

The correction impacts the consolidated balance sheet as of March 31, 2012 and the consolidated statements of operations and cash flows for the six months ended September 30, 2011 which were revised to reflect the cumulative effect of the error described above. The tables below summarize the impact of this correction:

	March 31, 2012
Consolidated Balance Sheet:	As Reported	Adjustments	As Restated
Stockholders' equity:
Additional paid-in capital	$6,310,662	$432,000	$6,742,662
Accumulated deficit	$(5,653,427)	$(432,000)	$(6,085,427)

	Six Months Ended September 30, 2011
Consolidated Statement of Operations and Comprehensive Income (Loss):	As Reported	Adjustments	As Restated
Operating expenses:
Selling, general and administrative expenses	$1,898,905	$432,000	$2,330,905
Total operating expenses	1,898,905	432,000	2,330,905

Loss from operations	(961,941)	(432,000)	(1,393,941)

Net loss	$(1,169,747)	$(432,000)	$(1,601,747)

Net loss per share - basic and diluted	$(0.03)	$(0.01)	$(0.04)

Comprehensive income (loss):
Net loss	(1,169,747)	(432,000)	(1,601,747)
Foreign exchange translation adjustment	21,290	-	21,290
Comprehensive loss	$(1,148,457)	$(432,000)	$(1,580,457)

	Six Months Ended September 30, 2011
Consolidated Statement of Cash Flows:	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(1,169,747)	$(432,000)	$(1,601,747)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	578,811	432,000	1,010,811
Net cash used in operating activities	$(351,728)	$-	$(351,728)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit of $1,684,999 as of September 30, 2012. This raises substantial doubt as to the Company’s ability to continue as a going concern. Additional capital may be required in order to grow and sustain operations over the next twelve months. In addition, unless the Company becomes profitable and begins generating sufficient cash flow, the Company will need to raise additional capital to continue operations past 12 months, and there is no assurance the Company will be successful in raising the needed capital. Management believes that, if the Company’s operational cash flow is not sufficient to support its operational and/or its marketing strategy, its short-term capital needs could range between $500,000 and $1,500,000 for which it would most probably seek to raise the capital in the equity markets.

NOTE 2 – INTANGIBLE ASSETS, NET

	September 30,	March 31,
	2012	2012
Intangible assets, net, consisted of:
Developed software (for licensing to customers)	$2,000,000	$2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	663,041	663,041

Total	2,863,041	2,863,041

Accumulated amortization	(1,082,917)	(967,917)

Intangible assets, net	$1,780,124	$1,895,124

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the six months ended September 30, 2012 and 2011, amortization of intangible assets expense was $115,000.  $50,000 was included in cost of software license fees and $7,500 was included in selling, general and administrative expenses.

NOTE 3 – DEFERRED SOFTWARE LICENSE FEES AND SUPPORT

The licenses of the VoipSwitch systems generally include certain post contract customer support (“PCS”).  In accordance with Accounting Standards Codification (“ASC”) Topic 985-605-25, “Software Revenue Recognition”, the Company allocates a portion of the license fees to PCS based on the vendor-specific objective evidence of fair value (generally $1000 for 1 year technical support) of the PCS and recognizes the PCS revenues ratably over the period of the agreed PCS. Deferred software license fees (attributable to PCS) totaled $229,893 and $181,503 as of September 30, 2012 and March 31, 2012, respectively.

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of the following as of September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Due chairman of the board of directors	$23,696	$22,840
Due chief operational officer	15,107	15,389
Due former chief financial officer	79	79

Total	$38,882	$38,308

The loans payable to related parties are all non-interest bearing, unsecured, and due on demand.

NOTE 5 – DERIVATIVE LIABILITIES

As part of the private placement which closed on May 26, 2010, the Company issued a total of 1,380,000 warrants to certain accredited investors.  Each warrant entitles the holder to purchase one share of common stock at a price of $0.50 per share through May 26, 2015.

As part of the private placement which closed on June 6, 2011, the Company issued a total of 1,915,385 warrants to certain accredited investors. Each warrant entitles the holder to purchase one share of common stock at a price of $0.30 per share through June 6, 2014.

The exercise price of these warrants is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with FASB ASC 815, the Company has accounted for these warrants as derivative liabilities. The fair value of thewarrants was determined to be $1,540,740 as of September 30, 2012 resulting in a loss on the change in the fair value of derivative liabilities of $473,932 during the six months ended September 30, 2012. The fair value of the warrants was determined using a lattice option pricing model and the following key assumptions:

●
The stock price would fluctuate with the Company’s projected volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected volatility curve was as follows:

	1 year	2 year	3 year	4 year	5 year
September 30, 2012	194%	269%	335%	384%	489%
●	The holder would not exercise the warrant as they become exercisable.
●	The holder would exercise the warrant at maturity if the stock price was above the project reset price.
●	A 10% probability of a reset event and a projected financing each year in December (starting in 2013) at prices approximating 110% of the market.
●	The May 26, 2011 warrants’ $0.50 exercise price is projected to reset to $0.085 at maturity and the June 6, 2011 warrants’ $0.30 exercise price is projected to reset to $0.11 at maturity.
●	No warrants have been exercised or expired.

Fair Value Measurements

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of ASC 820 were effective January 1, 2008.

As defined in ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to determine the fair value of its derivative financial instruments.

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Liabilities:
Derivative financial instruments	$-	$-	$1,540,740	$1,540,740

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets and	Observable	Unobservable	Balance as of
	Liabilities	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Liabilities:
Derivative financial instruments	$-	$-	$1,066,808	$1,066,808

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value under level 3 on a recurring basis using significant unobservable inputs during the six months ended September 30, 2012.

Fair value at March 31, 2012	$1,066,808
Additions during the period	-
Transfer in (out) of Level 3	-
Change in the fair value	473,932
Fair value at September 30, 2012	$1,540,740

NOTE 6 – STOCKHOLDERS’ EQUITY

Common stock

On April 20, 2012, the Company granted a total of 2,400,000 common shares (1,200,000 shares each) to the Company’s Chief Executive Officer and the Company’s President and Chairman of the Board of Directors for prior services rendered.  The fair value of the stock of $626,400 was expensed during the six months ended September 30, 2012.

Also on April 20, 2012, the Company renewed the director agreements with Michael Taylor and Andrew Millet and granted a total of 600,000 common shares (300,000 shares each). The fair value of the stock of $156,600 was expensed during the six months ended September 30, 2012.

On April 26, 2012, the Company granted a total of 1,800,000common shares (600,000 shares each) to a member of the Company’s Board of Directors and to two consultants for prior services rendered.  The fair value of the stock of $383,400 was expensed during the six months ended September 30, 2012.

During August 2012, the Company granted 150,000 common shares to a consultant for prior services rendered.  The fair value of the stock of $37,500 was expensed during the six months ended September 30, 2012.

Stock options

On June 4, 2012, pursuant to employment agreements with its (1) President and Chairman and (2) Chief Executive Officer, the Company granted a total of 500,000 common stock options exercisable at $0.1215 per share. The fair value of the options was determined to be $76,000 using the Black-Scholes option pricing model and the following assumptions: (i) $0.162 share price, (ii) $0.1215 exercise price, (iii) term of 5 years, (iv) 161% expected volatility, and (v) 0.68% risk free interest rate. The entire fair value was expensed during the six months ended September 30, 2012.

Total option expense was $79,345 during the six months ended September 30, 2012 consisting of the $76,000 fair value of the options granted on June 4, 2012 and $3,345 from options granted on January 4, 2010. As of September 30, 2012, there was $6,689 of unamortized stock option expense from the options granted on January 4, 2010 that will be expensed through January 4, 2013.

A summary of stock options activity for the six months ended September 30, 2012 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - March 31, 2012	1,903,000	$0.19
Granted	500,000	0.12
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - September 30, 2012	2,403,000	$0.18
Exercisable – September 30, 2012	2,336,333	$0.18

The weighted average remaining life of the outstanding options as of September 30, 2012 was 2.86 years and the intrinsic value of the exercisable options as of September 30, 2012 was $514,780.

At September 30, 2012, stock options consisted of the following:

	Number of
	Stock		Expiration
Date of Grant	Options	Exercise Price	Date
May 12, 2009	703,000	$0.1300	December 23, 2013
January 4, 2010	200,000	0.1300	January 4, 2015
June26, 2010	500,000	0.2500	June 26, 2015
June 4, 2011	500,000	0.2385	June 4, 2016
June 4, 2012	500,000	$0.1215	June 4, 2017
Total	2,403,000

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Registration Rights Agreements

In connection with a private placement which closed May 26, 2010, the Company and the investors executed a Securities Purchase Agreement and a Registration Rights Agreement. Among other things, the Registration Rights Agreement provides that the Company will prepare and file with the SEC a Registration Statement covering the resale of the Registrable Securities and use its commercially reasonable efforts to cause it to be declared effective. If the Registration Statement is not filed by July 30, 2010 or if the Registration Statement filed is not declared effective by the SEC within certain time periods (by December 27, 2010 in the event of a "full review" by the SEC) and the Company has not exercised its reasonable best efforts to secure the Registration Statement's effectiveness with the SEC, the Registration Agreement provides that the Company will pay monthly (until cured) partial liquidated damages to the investors equal to 1% of the purchase price paid by the investors, subject to a maximum of 10% of the purchase price paid by the investors. The Registration Statement was declared effective by the SEC on April 25, 2011.

Potential claims for liquidated damages relating to this Registration Rights Agreement, which the Company does not believe are probable of assertion, approximate $41,400 at September 30, 2012 and March 31, 2012.

In connection with the private placement which closed May 6, 2011 and June 6, 2011, the Company and the investors executed a Securities Purchase Agreement and a Registration Rights Agreement. Among other things, the Registration Rights Agreement provides that the Company will prepare and file with the SEC a Registration Statement covering the resale of the Registrable Securities and use its commercially reasonable efforts to cause it to be declared effective. If the Registration Statement is not filed by July 6, 2011 or if the Registration Statement filed is not declared effective by the SEC within certain time periods (by December 2, 2011 in the event of a "full review" by the SEC) and the Company has not exercised its reasonable best efforts to secure the Registration Statement's effectiveness with the SEC, the Registration Agreement provides that the Company will pay monthly (until cured) partial liquidated damages to the investors equal to 1% of the purchase price paid by the investors, subject to a maximum of 10% of the purchase price paid by the investors. The Registration Statement has not yet been filed.

Potential claims for liquidated damages relating to this Registration Rights Agreement, which the Company does not believe are probably of assertion, approximate $49,800 and $44,820 at September 30, 2012 and March 31, 2012, respectively.

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

Results of Operations

For the three and six months ended September 30, 2012 compared to September 30, 2011

The following tables present the statements of operations for the three and six months ended September 30, 2012 and September 30, 2011. The discussion following the tables is based on these results.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended September 30,
	2012	2011
Operating revenues:
Software license fees	$2,623,439	$2,180,968
Revenues from communications airtime and devices	-	546

Total operating revenues	2,623,439	2,181,514

Cost of operating revenues:
Software license fees	1,470,585	1,244,550
Communications air time	-	-

Total cost of operating revenues	1,470,585	1,244,550

Gross profit	1,152,854	936,964

Operating expenses:
Selling, general and administrative expenses	2,639,880	2,330,905

Total operating expenses	2,639,880	2,330,905

Loss from operations	(1,487,026)	(1,393,941)

Loss on change in fair value of derivative liabilities	(473,932)	(207,811)
Interest income	73	25
Interest expense	-	(20)

Net loss	$(1,960,885)	$(1,601,747)

Net loss per share - basic and diluted	$(0.04)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	48,839,296	42,437,312

Comprehensive income (loss):
Net loss	(1,960,885)	(1,601,747)
Foreign exchange translation adjustment	146,973	21,290
Comprehensive loss	$(1,813,912)	$(1,580,457)

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Operating revenues:
Software license fees	$1,242,321	$1,008,314
Revenues from communications airtime and devices	-	544

Total operating revenues	1,242,321	1,008,858

Cost of operating revenues:
Software license fees	693,717	507,784
Communications air time	-	-

Total cost of operating revenues	693,717	507,784

Gross profit	548,604	501,074

Operating expenses:
Selling, general and administrative expenses	828,653	780,379

Total operating expenses	828,653	780,379

Loss from operations	(280,049)	(279,305)

Gain (loss) on change in fair value of derivative liabilities	(862,557)	243,143
Interest income	6	5
Interest expense	-	(10)

Net loss	$(1,142,600)	$(36,167)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	49,460,198	44,585,198

Comprehensive income (loss):
Net loss	(1,142,600)	(36,167)
Foreign exchange translation adjustment	125,825	24,980
Comprehensive loss	$(1,016,775)	$(11,187)

Total Revenue. For the three and six months ended September 30, 2012 and 2011 we generated revenues of $1,242,321, $2,623,439, $1,008,858, and $2,181,514, respectively. The change represents an increase of $441,925 or 20.3% for the six months ended September 30, 2012, and $233,463 or 23.1% for the three months ended September 30, 2012. The revenue increase is attributed to the exposure of the company’s products through exhibitions as well as the reputational success the products are having in the market place.

Cost of Revenues. For the three and six months ended September 30, 2012 and 2011 the cost of revenues were $693,717, $1,470,585, $507,784, and $1,244,550 respectively. The change represents an increase in cost of revenues of $226,035 or 18.2% for the six months ended September 30, 2012, and $185,933 or 36.6% for the three months ended September 30, 2012. The cost of revenue increase is attributed to the increase in clients that require servicing.  Gross margin averaged 43.9% during the six month of ending September 30, 2012 compared to 43.0% during the six months ending September 30, 2011, and 44.2% during the six month of ending September 30, 2012 compared to 50.0% during the six months ending September 30, 2011. The increase in gross margins is due to the company’s ability to not have to discount as much to win business.

Sales, General and Administrative Costs. For the three and six months ended September 30, 2012 and 2011 the SG&A was $828,653, $2,639,880, $780,379, and $2,330,905, respectively. The change represents an increase of $48,274 or 6.2% and $308,975 or 13.3% for the three and six months ended September 30, 2012, respectively. The increase in SG&A was due to higher stock-based compensation costs in the three and six months to September 30, 2012 versus the three and six months to September 30, 2011. The group has made some conscious cost savings in a number of areas recently.

Net Loss. The Company generated a net profit before the revaluation of the common stock warrants and the value of stock based compensation for the six month period ending September 30, 2012. The Company generated a net loss of $1,142,600 and $1,960,885 compared to a net loss of $36,167 and $1,601,747 for the three and six months ended September 30, 2012 and September 30, 2011, respectively.  The change is due to the reasons described above.

Liquidity and Capital Resources. As of September 30, 2012 we had $334,817 in cash. At September 30, 2012 the Company had liabilities of $2,246,522 comprised of accounts payable of $437,007 deferred software license fees and support of $229,893, loans payable to related parties totaling $38,882, as well as derivative liabilities for common stock purchase warrants totaling $1,540,740. Comparatively at March 31, 2012, we had $1,717,154 in liabilities comprised accounts payable of $430,535, deferred software license fees and support of $181,503, loans payable to related parties totaling $38,308, as well as derivative liabilities for common stock purchase warrants totaling $1,066,808.

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

On April 20, 2012, the Company granted a total of 2,400,000 common shares (1,200,000 shares each) to the Company’s Chief Executive Officer and the Company’s President and Chairman of the Board of Directors for prior services rendered.

Also on April 20, 2012, the Company renewed the director agreements with Michael Taylor and Andrew Millet and granted a total of 600,000 common shares (300,000 shares each).

On April 26, 2012, the Company granted a total of 1,800,000 common shares (600,000 shares each) to a member of the Company’s Board of Directors and to two consultants for prior services rendered.

During August 2012, the Company granted 150,000 common shares to a consultant for prior services rendered.

On June 4, 2012, pursuant to employment agreements with its (1) President and Chairman and (2) Chief Executive Officer, the Company granted a total of 500,000 common stock options exercisable at $0.1215 per share.

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

Based upon their evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures were not effective as they principally relate to the disclosure of compensation amounts as reported in the Company’s Management’s Discussion and Analysis section of its Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed on July 16, 2012.It was determined that the cause for the misstatement was due to a lack of multiple levels of internal review prior to the filing that report with the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended September 30, 2012, or are reasonably likely to materially affect, our internal control over financial reporting.

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