Form 10-Q
period 2012-12-31
VOICESERVE INC
filed 2013-02-19
CIK 1353505

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 48,335,198 shares of the Registrant’s Common Stock outstanding as of February 14, 2013.

VOICESERVE, INC.

QUARTERLY REPORT ON FORM 10-Q
DECEMBER 31, 2012

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

VOICESERVE, INC. AND SUBSIDIARIES

As of December 31, 2012 (unaudited) and March 31, 2012 (audited)
And for the Three and Nine Months Ended December 31, 2012 (unaudited) and 2011 (unaudited)

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
	2012	2012
Assets
Current assets:
Cash	$340,443	$315,774
Accounts receivable, net of allowance
for doubtful accounts of $0 and $89,662, respectively	98	106,691
Prepaid expenses and other current assets	45,803	27,714

Total current assets	386,344	450,179

Property and equipment, net of accumulated depreciation
of $92,015 and $68,573, respectively	10,383	7,927
Intangible assets, net of accumulated amortization of
$1,140,417 and $967,917 respectively	1,722,624	1,895,124

Total assets	$2,119,351	$2,353,230

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses payable	$567,210	$430,535
Deferred software license fees and support	201,800	181,503
Loans payable to related parties	38,857	38,308
Derivative liabilities	257,570	1,066,808

Total liabilities	1,065,437	1,717,154

Stockholders' equity:
Preferred stock, $.001 par value; authorized
10,000,000 shares, none issued and outstanding	-	-
Common stock, $.001 par value; authorized
100,000,000 shares, issued and outstanding
48,335,198 and 44,585,198 shares, respectively	48,335	44,585
Additional paid-in capital	8,326,999	7,017,095
Accumulated deficit	(7,308,172)	(6,359,860)
Accumulated other comprehensive loss	(13,248)	(65,744)

Total stockholders' equity	1,053,914	636,076

Total liabilities and stockholders' equity	$2,119,351	$2,353,230

See notes to unaudited consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Nine Months Ended December 31,
	2012	2011
Operating revenues:
Software license fees	$3,438,522	$3,561,386
Revenues from communications airtime and devices	-	535

Total operating revenues	3,438,522	3,561,921

Cost of operating revenues:
Software license fees	2,280,431	1,951,897

Total cost of operating revenues	2,280,431	1,951,897

Gross profit	1,158,091	1,610,024

Operating expenses:
Selling, general and administrative expenses	2,915,232	3,017,852

Total operating expenses	2,915,232	3,017,852

Loss from operations	(1,757,141)	(1,407,828)

Gain (loss) on change in fair value of derivative liabilities	809,238	(39,822)
Interest income	84	48
Interest expense	(493)	(51)

Loss before income taxes	(948,312)	(1,447,653)

Income taxes	-	8,646

Net loss	$(948,312)	$(1,456,299)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares
outstanding - basic and diluted	49,028,471	43,153,274

Comprehensive loss:
Net loss	(948,312)	(1,456,299)
Foreign exchange translation adjustment	52,496	70,556
Comprehensive loss	$(895,816)	$(1,385,743)

See notes to unaudited consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended December 31,
	2012	2011
Operating revenues:
Software license fees	$815,083	$1,380,418
Revenues from communications airtime and devices	-	(11)

Total operating revenues	815,083	1,380,407

Cost of operating revenues:
Software license fees	809,846	710,717
Communications air time	-	(3,370)

Total cost of operating revenues	809,846	707,347

Gross profit	5,237	673,060

Operating expenses:
Selling, general and administrative expenses	275,352	660,773

Total operating expenses	275,352	660,773

Income (loss) from operations	(270,115)	12,287

Gain on change in fair value of derivative liabilities	1,283,170	167,989
Interest income	11	23
Interest expense	(493)	(31)

Income before income taxes	1,012,573	180,268

Income taxes	-	8,646

Net income	$1,012,573	$171,622

Net income per share - basic and diluted	$0.02	$0.00

Weighted average number of shares outstanding:
Basic	49,404,763	44,585,198
Diluted	50,121,657	45,209,775

Comprehensive income:
Net income	1,012,573	171,622
Foreign exchange translation adjustment	(94,477)	50,226
Comprehensive income	$918,096	$221,848

See notes to unaudited consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
Nine Months Ended December 31, 2012
(Unaudited)

					Accumulated
	Common Stock,		Additional		Other	Total
	$0.001 par value		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balances, March 31, 2012	44,585,198	$44,585	$7,017,095	$(6,359,860)	$(65,744)	$636,076

Common shares issued for services	4,950,000	4,950	1,198,950	-	-	1,203,900

Shares cancelled	(1,200,000)	(1,200)	1,200	-	-	-

Stock option expense	-	-	109,754	-	-	109,754

Foreign currency translation adjustment	-	-	-	-	52,496	52,496

Net loss	-	-	-	(948,312)	-	(948,312)

Balances, December 31, 2012	48,335,198	$48,335	$8,326,999	$(7,308,172)	$(13,248)	$1,053,914

See notes to unaudited consolidated financial statements.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(948,312)	$(1,456,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	51,589	19,945
Stock-based compensation	1,313,654	1,055,531
Depreciation	23,442	3,100
Amortization	172,500	172,500
(Gain) loss on change in fair value of derivative liabilities	(809,238)	39,822
Changes in operating assets and liabilities:
Accounts receivable, net	55,004	(181,600)
Prepaid expenses and other current assets	(18,089)	1,722
Accounts payable and accrued expenses	136,675	21,169
Deferred software license fees	20,297	983
Net cash used in operating activities	(2,478)	(323,127)

Cash flows from investing activities:
Cash paid for purchase of fixed assets	(25,898)	-
Net cash used in investing activities	(25,898)	-

Cash flows from financing activities:
Proceeds from sales of common stock, net of offering costs of $41,930	-	456,070
Increase (decrease) in loans payable to related parties	549	(752)
Net cash provided by financing activities	549	455,318

Effect of exchange rate changes on cash	52,496	70,556

Net increase in cash	24,669	202,747
Cash, beginning of period	315,774	141,739
Cash, end of period	$340,443	$344,486

Supplemental disclosures of cash flow information:
Interest paid	$493	$51
Income taxes paid	-	-

Noncash investing and financing activities
Common shares cancelled	$1,200	$-

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

Basis of Presentation

The unaudited consolidated financial statements as of December 31, 2012 and for the three and nine months ended December 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2012 and the results of operations and cash flows for the nine months ended December 31, 2012 and 2011.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine month period ended December 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending March 31, 2013.  The balance sheet at March 31, 2012 has been derived from the audited financial statements at that date.

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

Correction of Prior Year Information

During November 2012, the Company identified an error in the accounting for common shares issued for services during June 2011. The Company incorrectly applied a 50% discount to the market price of the Company’s common stock when determining the fair value of the common shares. This resulted in an adjustment to the previously reported amounts in the consolidated financial statements as of March 31, 2012 and for the nine months ended December 31, 2011.

In addition, during January 2013, the Company identified an error in the accounting for stock options issued for services in prior years.  The Company failed to account for or disclose certain stock options.  This resulted in an adjustment to the previously reported amounts in the consolidated financial statements as of March 31, 2012 and for the three and nine months ended December 31, 2011.

In accordance with the SEC's Staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors, determined that the error was immaterial to each of the prior reporting periods affected. However, if the adjustments to correct the cumulative effect of the above error had been recorded in the nine months ended December 31, 2012, the Company believes the impact would have been significant and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results as of March 31, 2012 and for the three and nine months ended December 31, 2011.

The correction impacts the consolidated balance sheet as of March 31, 2012 and the consolidated statements of operations and cash flows for the three and nine months ended December 31, 2011 which were revised to reflect the cumulative effect of the error described above. The tables below summarize the impact of this correction:

	March 31, 2012
Consolidated Balance Sheet:	As Reported	Adjustments	As Restated
Stockholders' equity:
Additional paid-in capital	$6,310,662	$706,433	$7,017,095
Accumulated deficit	$(5,653,427)	$(706,433)	$(6,359,860)

	Three Months Ended December 31, 2011
Consolidated Statement of Operations and Comprehensive Income (Loss):	As Reported	Adjustments	As Restated
Operating expenses:
Selling, general and administrative expenses	$652,796	$7,977	$660,773
Total operating expenses	652,796	7,977	660,773

Income (loss) from operations	20,264	(7,977)	12,287

Net income (loss)	$179,599	$(7,977)	$171,622

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$0.00

Comprehensive income (loss):
Net income (loss)	179,599	(7,977)	171,622
Foreign exchange translation adjustment	50,226	-	50,226
Comprehensive income (loss):	$229,825	$(7,977)	$221,848

	Nine Months Ended December 31, 2011
Consolidated Statement of Operations and Comprehensive Income (Loss):	As Reported	Adjustments	As Restated
Operating expenses:
Selling, general and administrative expenses	$2,551,701	$466,151	$3,017,852
Total operating expenses	2,551,701	466,151	3,017,852

Loss from operations	(941,677)	(466,151)	(1,407,828)

Net loss	$(990,148)	$(466,151)	$(1,456,299)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.03)

Comprehensive loss:
Net loss	(990,148)	(466,151)	(1,456,299)
Foreign exchange translation adjustment	71,516	-	71,516
Comprehensive loss	$(918,632)	$(466,151)	$(1,384,783)

	Nine Months Ended December 31, 2011
Consolidated Statement of Cash Flows:	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(990,148)	$(466,151)	$(1,456,299)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation	589,380	466,151	1,055,531
Net cash used in operating activities	$(323,127)	$-	$(323,127)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis of accounting which contemplates continuity of operations, realization of assets, liabilities, and commitments in the normal course of business. The accompanying financial statements do not reflect any adjustments that might result if the Company is unable to continue as a going concern. The Company has a working capital deficit of $679,093 as of December 31, 2012. This raises substantial doubt as to the Company’s ability to continue as a going concern. Additional capital may be required in order to grow and sustain operations over the next twelve months. In addition, unless the Company becomes profitable and begins generating sufficient cash flow, the Company will need to raise additional capital to continue operations past 12 months, and there is no assurance the Company will be successful in raising the needed capital. Management believes that, if the Company’s operational cash flow is not sufficient to support its operational and/or its marketing strategy, its short-term capital needs could range between $500,000 and $1,500,000 for which it would most probably seek to raise the capital in the equity markets.

NOTE 2 – INTANGIBLE ASSETS, NET

	December 31,	March 31,
	2012	2012
Intangible assets, net, consisted of:
Developed software (for licensing to customers)	$2,000,000	$2,000,000
In-place contracts and customer list	100,000	100,000
Trade name	100,000	100,000
Goodwill	663,041	663,041

Total	2,863,041	2,863,041

Accumulated amortization	(1,140,417)	(967,917)

Intangible assets, net	$1,722,624	$1,895,124

The developed software, in-place contracts and customer list, and trade name are amortized using the straight-line method over their estimated economic lives (ten years for the developed software and trade name; five years for the in-place contracts and customer list).  Goodwill is not amortized.

For the nine months ended December 31, 2012 and 2011, amortization of intangible assets expense was $172,500.  $150,000 was included in cost of software license fees and $22,500 was included in selling, general and administrative expenses.

NOTE 3 – DEFERRED SOFTWARE LICENSE FEES AND SUPPORT

The licenses of the VoipSwitch systems generally include certain post contract customer support (“PCS”).  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-605-25, “Software Revenue Recognition”, the Company allocates a portion of the license fees to PCS based on the vendor-specific objective evidence of fair value (generally $1,000 for 1 year technical support) of the PCS and recognizes the PCS revenues ratably over the period of the agreed PCS. Deferred software license fees (attributable to PCS) totaled $201,800 and $181,503 as of December 31, 2012 and March 31, 2012, respectively.

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

Loans payable to related parties consisted of the following as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Due chairman of the board of directors	$23,681	$22,840
Due chief operational officer	15,097	15,389
Due former chief financial officer	79	79

Total	$38,857	$38,308

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

The exercise price of these warrants is to be adjusted in the event that the Company issues or sells any shares of common stock, options, warrants or any convertible instruments (other than exempted issuances) at an effective price per share which is less than the exercise price of these warrants. Accordingly, in accordance with FASB ASC 815, the Company has accounted for these warrants as derivative liabilities. The fair value of the warrants was determined to be $257,570 as of December 31, 2012 resulting in a gain on the change in the fair value of derivative liabilities of $809,238 during the nine months ended December 31, 2012. The fair value of the warrants was determined using a lattice option pricing model and the following key assumptions as of December 31, 2012:

●
The stock price would fluctuate with the Company’s projected volatility. The projected volatility curve was based on historical volatilities of the Company for the valuation periods. The projected volatility curve was as follows:

	1 year	2 year	3 year	4 year	5 year
December 31, 2012	182%	278%	306%	394%	450%

●	The holder would not exercise the warrant as they become exercisable.

●	The holder would exercise the warrant at maturity if the stock price was above the project reset price.

●	A 10% probability of a reset event and a projected financing each year in December (starting in 2013) at prices approximating 110% of the market.

●	The May 26, 2011 warrants’ $0.50 exercise price is projected to reset to $0.037 at maturity and the June 6, 2011 warrants’ $0.30 exercise price is projected to reset to $0.0.49 at maturity.

●	No warrants have been exercised or expired.

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

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of December 31, 2012:

	Quoted Prices
	in Active Markets for	Significant
	Identical Assets and	Other Observable	Significant Unobservable	Balance as of
	Liabilities	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Liabilities:
Derivative financial instruments	$-	$-	$257,570	$257,570

The following table summarizes assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Quoted Prices
	in Active Markets for	Significant
	Identical Assets and	Other Observable	Significant Unobservable	Balance as of
	Liabilities	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Liabilities:
Derivative financial instruments	$-	$-	$1,066,808	$1,066,808

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments measured at fair value under level 3 on a recurring basis using significant unobservable inputs during the nine months ended December 31, 2012.

Fair value at March 31, 2012	$1,066,808
Additions during the period	-
Transfer in (out) of Level 3	-
Change in the fair value	(809,238)
Fair value at December 31, 2012	$257,570

NOTE 6 – STOCKHOLDERS’ EQUITY

Common stock

On April 20, 2012, the Company granted a total of 2,400,000 common shares (1,200,000 shares each) to the Company’s Chief Executive Officer and the Company’s President and Chairman of the Board of Directors for prior services rendered.  The fair value of the stock of $626,400 was expensed during the nine months ended December 31, 2012.

Also on April 20, 2012, the Company renewed the director agreements with Michael Taylor and Andrew Millet and granted a total of 600,000 common shares (300,000 shares each). The fair value of the stock of $156,600 was expensed during the nine months ended December 31, 2012.

On April 26, 2012, the Company granted a total of 1,800,000 common shares (600,000 shares each) to a member of the Company’s Board of Directors and to two consultants for prior services rendered.  The fair value of the stock of $383,400 was expensed during the nine months ended December 31, 2012.

During August 2012, the Company granted 150,000 common shares to a consultant for prior services rendered.  The fair value of the stock of $37,500 was expensed during the nine months ended December 31, 2012.

Stock options

On June 4, 2012, pursuant to employment agreements with its (1) President and Chairman and (2) Chief Executive Officer, the Company granted a total of 500,000 common stock options exercisable at $0.1215 per share. The fair value of the options was determined to be $69,763 using the Black-Scholes option pricing model and the following assumptions: (i) $0.162 share price, (ii) $0.1215 exercise price, (iii) term of 2.5 years, (iv) 177% expected volatility, and (v) 0.35% risk free interest rate. The entire fair value was expensed during the nine months ended December 31, 2012.

On December 21, 2012, pursuant to agreements with Michael Taylor and Andrew Millet, the Company modified existing share awards by exchanging the 1,200,000 common shares (600,000 shares each) granted in prior years for 1,200,000 common stock options (600,000 options each).  The options are exercisable at $0.01 per share, vest immediately and expire on December 21, 2022. The fair value of the options was determined to be $130,971 using the Black-Scholes option pricing model and the following assumptions: (i) $0.11 share price, (ii) $0.01 exercise price, (iii) term of 5 years, (iv) 194% expected volatility, and (v) 0.75% risk free interest rate.  The fair value of the options on the date of the modification of $130,971 was less than the fair value of the outstanding shares on the date of the modification of $132,000.  As such, there was no gain recorded for the exchange during the nine months ended December 31, 2011.  The 1,200,000 common shares were returned to the Company and cancelled.

Total option expense was $109,754 during the nine months ended December 31, 2012 consisting of the $69,763 fair value of the options granted on June 4, 2012 and $39,991 from options granted on January 4, 2010, July 4, 2011 and December 22, 2011. As of December 31, 2012, there was $46,444 of unamortized stock option expense from the options granted on January 4, 2010, July 4, 2011 and December 22, 2011 that will be expensed through December 22, 2014.

A summary of stock option activity for the nine months ended December 31, 2012 is as follows:

		Weighted
		Average
	Options	Exercise Price
Outstanding - March 31, 2012	2,390,000	$0.20
Granted	1,700,000	0.04
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2012	4,090,000	$0.13
Exercisable – December 31, 2012	3,681,667	$0.12

The weighted average remaining life of the outstanding options as of December 31, 2012 was 4.80 years and the intrinsic value of the exercisable options as of December 31, 2012 was $84,000.

At December 31, 2012, outstanding stock options consisted of the following:

	Number of
	Stock		Expiration
Date of Grant	Options	Exercise Price	Date
December 23, 2008	915,000	$0.1300	December 23, 2013
January 4, 2010	100,000	0.1300	January 4, 2015
June 26, 2010	500,000	0.2500	June 26, 2015
June 4, 2011	500,000	0.2385	June 4, 2016
July 4, 2011	200,000	0.2600	July 4, 2016
December 22, 2011	175,000	0.2300	December 22, 2016
June 4, 2012	500,000	0.1215	June 4, 2017
December 21, 2012	1,200,000	$0.0100	December 21, 2022
Total	4,090,000

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

Potential claims for liquidated damages relating to this Registration Rights Agreement, which the Company does not believe are probable of assertion, approximate $41,400 at December 31, 2012 and March 31, 2012.

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

Potential claims for liquidated damages relating to this Registration Rights Agreement, which the Company does not believe are probably of assertion, approximate $49,800 and $44,820 at December 31, 2012 and March 31, 2012, respectively.

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

On January 15, 2008, we acquired all of the issued and outstanding ordinary shares of VoIPSwitch as well as all of VoipSwitch’s assets, including customer orders and intangible assets, for total consideration of $3,000,000 consisting of $450,000 cash, $150,000 notes payable due on demand, $600,000 notes payable in total monthly installments of $50,000 per month for 12 months, and 3,750,000 shares of our common stock valued at $0.48 per share or $1,800,000.  Payment of the monthly installments of the $600,000 notes payable was contingent upon and limited each month to the future monthly net income of VoIPSwitch. Accordingly, pursuant to ASC 805, this $600,000 “contingent consideration” portion of the $3,000,000 total purchase price was not included in the initial recorded cost of the acquisition or the recorded notes payable.  As payments of the $600,000 notes payable were made, such paid amounts were added to goodwill.

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

During the quarter ended December, 31 2012 the company launched its new eRCS dialers under the brand name “Vippie”; and currently is receiving 2000 downloads daily.

Although the results for the quarter were disappointing, management is confident about the next quarter.  The underlying customer base remains strong.  The company also signed a large contract with a major global carrier; and there were orders in December which totaled in excess of $500,000 that were not recognized due to non-payment.  If and when these do get paid then they will be recognized.

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

In February 2013, the company entered into a major agreement with a global carrier to supply the eRCS dialer.  The value of the contract is $650,000 for the first 24 months.

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

In HFP Capital was appointed to assist the Company to raise the necessary funds to allow the business to accelerate its growth plans.

Results of Operations

For the three and nine months ended December 31, 2012 compared to December 31, 2011

The following tables present the statements of operations for the three and nine months ended December 31, 2012 and December 31, 2011. The discussion following the tables is based on these results.

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Nine Months Ended December 31,
	2012	2011
Operating revenues:
Software license fees	$3,438,522	$3,561,386
Revenues from communications airtime and devices	-	535

Total operating revenues	3,438,522	3,561,921

Cost of operating revenues:
Software license fees	2,280,431	1,951,897

Total cost of operating revenues	2,280,431	1,951,897

Gross profit	1,158,091	1,610,024

Operating expenses:
Selling, general and administrative expenses	2,915,232	3,017,852

Total operating expenses	2,915,232	3,017,852

Loss from operations	(1,757,141)	(1,407,828)

Gain (loss) on change in fair value of derivative liabilities	809,238	(39,822)
Interest income	84	48
Interest expense	(493)	(51)

Loss before income taxes	(948,312)	(1,447,653)

Income taxes	-	8,646

Net loss	$(948,312)	$(1,456,299)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of shares
outstanding - basic and diluted	49,028,471	43,153,274

Comprehensive loss:
Net loss	(948,312)	(1,456,299)
Foreign exchange translation adjustment	52,496	70,556
Comprehensive loss	$(895,816)	$(1,385,743)

VOICESERVE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended December 31,
	2012	2011
Operating revenues:
Software license fees	$815,083	$1,380,418
Revenues from communications airtime and devices	-	(11)

Total operating revenues	815,083	1,380,407

Cost of operating revenues:
Software license fees	809,846	710,717
Communications air time	-	(3,370)

Total cost of operating revenues	809,846	707,347

Gross profit	5,237	673,060

Operating expenses:
Selling, general and administrative expenses	275,352	660,773

Total operating expenses	275,352	660,773

Income (loss) from operations	(270,115)	12,287

Gain on change in fair value of derivative liabilities	1,283,170	167,989
Interest income	11	23
Interest expense	(493)	(31)

Income before income taxes	1,012,573	180,268

Income taxes	-	8,646

Net income	$1,012,573	$171,622

Net income per share - basic and diluted	$0.02	$0.00

Weighted average number of shares outstanding:
- Basic	49,404,763	44,585,198
- Diluted	50,121,657	45,209,775

Comprehensive income:
Net income	1,012,573	171,622
Foreign exchange translation adjustment	(94,477)	50,226
Comprehensive income	$918,096	$221,848

Total Revenue. For the three and nine months ended December 31, 2012 and 2011 we generated revenues of $815,083, $3,438,522, $1,380,407, and $3,561,921, respectively. The change represents a decrease of $123,399 or 3.5% for the nine months ended December 31, 2012, and $565,324 or 41.0% for the three months ended December 31, 2012. The revenue decrease is attributed to the fact that the company is selling many of its solutions on a recurring based revenue policy, thus offering customers the possibility of a hosted license payable monthly rather than an outright purchase. An additional factor to the reduction of revenues is the release of the latest eRCS dialers which was only completed for both Android and Apple phones at the end of January 2013. Clients that had ordered the standard conventional softphones were waiting to test and see the release of the latest Vippie eRCS dialers.

Cost of Revenues. For the three and nine months ended December 31, 2012 and 2011 the cost of revenues were $809,846, $2,280,431, $707,347, and $1,951,897 respectively. The change represents an increase in cost of revenues of $328,534 or 16.8% for the nine months ended December 31, 2012, and $102,499 or 14.5% for the three months ended December 31, 2012. The cost of revenue increase is attributed to the increase in clients that require servicing.  Gross margin averaged 33.7% during the nine months ending December 31, 2012 compared to 45.2% during the nine months ending December 31, 2011, and 0.6% during the three months ending December 31, 2012 compared to 48.8% during the three months ending December 31, 2011. The decrease in gross margins is due to the company’s investment in R&D to complete its latest release of the eRCS dialers.

Sales, General and Administrative Costs. For the three and nine months ended December 31, 2012 and 2011, SG&A expenses were $275,352, $2,915,232, $660,773, and $3,017,852, respectively. The change represents a decrease of $385,421 or 58.3% and $102,620 or 3.4% for the three and nine months ended December 31, 2012, respectively. The decrease in S G & A is largely down to numerous cost savings that the Company has achieved.

Net Loss. The Company generated a net loss before the revaluation of the common stock warrants for the three month period ending December 31, 2012. The Company generated net income of $1,012,573 and a net loss of $948,312 compared to net income of $171,622 and a net loss of $1,456,299 for the three and nine months ended December 31, 2012 and December 31, 2011, respectively.  The change is due to the reasons described above.

Liquidity and Capital Resources.

As of December 31, 2012 we had $340,443 in cash. At December 31, 2012 the Company had liabilities of $1,065,437 comprised of accounts payable and accrued expenses of $567,210, deferred software license fees and support of $201,800, loans payable to related parties totaling $38,857, as well as derivative liabilities for common stock purchase warrants totaling $257,570. Comparatively at March 31, 2012, we had $1,717,154 in liabilities comprised of accounts payable and accrued expenses of $430,535, deferred software license fees and support of $181,503, loans payable to related parties totaling $38,308, as well as derivative liabilities for common stock purchase warrants totaling $1,066,808.

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

On December 21, 2012, pursuant to agreements with Michael Taylor and Andrew Millet, the Company modified existing share awards by exchanging the 1,200,000 common shares (600,000 shares each) granted in prior years for 1,200,000 common stock options (600,000 options each). The options are exercisable at $0.01 per share, vest immediately and expire on December 21, 2022. The common shares were returned to the Company and cancelled.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the three months ended December 31, 2012, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management has been actively engaged in the planning for, and implementation of, remediation measures to address our control deficiencies and to enhance our overall financial control environment. This is necessary for us to maintain a strong control environment, high ethical standards, and financial reporting integrity.

We have continued to monitor the results of our remediation efforts and related testing as part of our year-end 2013 assessment of the effectiveness of our internal control over financial reporting.

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

Item 1A.	Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Descriptions

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH **	XBRL Taxonomy Schema

101.CAL **	XBRL Taxonomy Calculation Linkbase

101.DEF **	XBRL Taxonomy Definition Linkbase

101.LAB **	XBRL Taxonomy Label Linkbase

101.PRE **	XBRL Taxonomy Presentation Linkbase

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VOICESERVE, INC.

Date: February 19, 2013	By:	/s/ Michael Bibelman
Michael Bibelman
Chief Executive Officer (Duly authorized officer and principal executive officer)

Date: February 19, 2013	By:	/s/ Andrew Millet
Andrew Millet Chief Financial Officer
(Duly authorized officer and principal financial officer)